Form 10-Q
period 2000-02-29
MILLENIA HOPE INC
filed 2000-04-18
CIK 1060827

MILLENIA HOPE INC.
                         ------------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)


                  DELAWARE                              98-0213828
           ------------------------------------ ----------------------
                 (state or other Jurisdiction of   (I.R.S Employer
               Incorporation or Organization)       Identification No.)

           4055 Ste Catherine st. suite 142, Montreal, Quebec H3Z 3J8
    -------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (514) 846-5757
          ------------------------------------------------------------
                 Issuer's Telephone Number Including Area Code)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date : At February 29, 2000 Issuer had outstanding 10,774,220 shares of Common Stock.

                                      INDEX

PART I:  FINANCIAL INFORMATION


      Item 1.     Financial Statements

                    Balance Sheets (Unaudited) at February 29, 2000 and February 28, 1999 Statements of income (Unaudited) for the three months ended February 29, 2000 and February 28, 1999. Statements of shareholder's equity from December 24, 1997 to February 29, 2000. Statements of cash flows (Unaudited) for the three months ended February 29, 2000 and February 28, 1999. Summary of Significant Accounting policies Notes to the Financial Statements (Unaudited)

      Item 2.     Plan of Operations


PART II. Other Information

      Item 2.     Sale of Unregistered Securities

      Item 6.     Exhibits and Reports on Form

      SIGNATURES

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEET
                    FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                                  (UNAUDITED)

                                     Assets
                                                              2000        1999
                                                              ----        ----

Current Assets

    Cash and cash equivalents                               $ 5.663    $ 9.075
      Total current assets                                    5.663      9.075
Property and equipment, net                                  42,722     57,159
Other assets                                              1,005,827    747,300

      Total assets                                        1,054,212    813.534

                      Liabilities and Shareholder's Equity

Current Liabilities
    Accounts payable                                        196.153    196.674
    Notes payable (principally related parties)                   -    781.878
    Other current liabilities                                20.350          -
      Total current liabilities                             216.503    978.552
    Long-term debt (net of discount)                              -    255.600

 Shareholder's Equity
    Common Stock, $.0001 par value; authorized                1.077      1.010
         70,000,000 shares; issued and outstanding
         10,774,220 in 2000 and 10,100,000 in 1999
    Paid in Capital                                       3,404,255    446.190
    Deficit accumulated during the development stage     (2,567,623)  (867.818)

      Total Shareholder's Equity                            837.709   (420.618)

       Total liabilities and shareholder's equity       $ 1,054,212  $ 813,534
                                                        ===========  =========

Read the accompanying summary of significant policies and notes to financial statements, both of which are an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                              STATEMENT OF INCOME
         FOR THE 3 MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                                  (UNAUDITED)


                                                   3 months ended
                                           February 29, 2000   February 28, 1999
                                     ----------------------- -------------------

Revenue:
       Licensing fees                                $ 7.500            $ 5.000

Operating expenses:
       Rent                                           19.100             19.100
       Selling, general and administrative expenses   29.402              9.860

          Total operating expenses                    48.602             33.960

          Loss before other income (expense)         (41.102)           (28.960)

Other income (expense):
       Interest expense                               27.770             16.458

          Total other income (expense)                27.770             16.458

Net Loss                                             (68.872)           (45.418)
                                                  ============          ========

Basic weighted average common shares outstanding  10,992,720         10,100,000
                                                  ============       ===========

Basic Loss per common share                        $ (0.0063)         $ (0.0045)
                                                  ============       ===========

Read the accompanying summary of significant policies and notes to financial statements, both of which are an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF CASH FLOWS
         FOR THE 3 MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                                  (UNAUDITED)



                                                                                         3 Months Ended
                                                                            Feb. 29, 2000                 Feb 28, 1999
                                                                           -----------------             ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                               $ (68.872)                   $ (45.418)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
              Depreciation and amortization                                         3.514                        3.641
Changes in Operating assets and liabilities:
              Accounts Payable and Accrued Liabilities                             39.853                      (60.026)
                                                                           -----------------               ---------------

Net cash provided by/(used in) operating activities                               (25.505)                    (101.803)


CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by/(used in) investing activities                                     -                            -


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable, principally related parties (net of discount)                  (1,223,853)                     89.878
  Long term debt                                                                  (192.830)                          -
  Issuance of stock                                                              1,443,978                           -
                                                                           -----------------             ---------------

Net cash provided by/(used in) financing activities                                 27.235                      89.878
                                                                           -----------------             ---------------


Net increase (decrease) in cash and cash equivalents                                 1.730                     (11.925)
Cash and cash equivalents, beginning of period                                       3.933                      21.000
                                                                           -----------------             ---------------

Cash and cash equivalents, end of period                                           $ 5.663                     $ 9.075
                                                                           =================             ===============

Read the accompanying summary of significant accounting policies and notes to financial statement, both of which are an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       STATEMENT OF SHAREHOLDERS' EQUITY
          FROM INCEPTION (DECEMBER 24, 1997) THROUGH FEBRUARY 29, 2000
                                  (UNAUDITED)



                                                                                                     Deficit during      Total
                                                                        Common          Paid in       Development    Shareholders'
                                                         Shares          Amount         Capital          Stage           Equity
                                                     ----------------  ------------  --------------  --------------  ---------------


Balance, beginning December 01, 1997:                              -           $ -             $ -             $ -              $ -


Proceeds from December 1997 private placement              4,000,000           400          19,800                           20,200

Proceeds from February 1998 private placement              6,100,000           610         426,390                          427,000

Net loss year ended November 30, 1998                                                                     (822,400)        (822,400)
                                                     ----------------  ------------  --------------  --------------  ---------------

Balance at November 30, 1998                              10,100,000         1,010         446,190        (822,400)        (375,200)

March 20, 1999 settlement of marketing contracts           1,111,220           111       1,514,104                        1,514,215

Net loss year ended November 30, 1999                                                                   (1,676,351)      (1,676,351)
                                                     ----------------  ------------  --------------  --------------  ---------------

Balance, at November 30, 1999:                            11,211,220         1.121       1,960,294      (2,498,751)        (537,336)

Proceeds from January 17, 2000
Issuance of common shares                                    563.000            56          50.614                           50.670

January 20, 2000 cancellation of comon shares             (1,000,000)         (100)            100                                -

Proceeds from February 28, 2000
Issuance of Warrants                                               -             -       1,393,247                        1,393,247

Net loss three months ended February 28, 2000                                                              (68,872)         (68,872)
                                                          ----------   ------------- ------------    -------------   --------------
                                                          10,774,220   $       1,077 $  3,404,255    $  (2,567,623)  $      837,709
                                                          ==========   ============= ============    =============   ==============

Read the accompanying summary of significant accounting policies and notes to financial statement, both of which are an integral part of this financial statement.


                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             3 MONTHS Ended FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                                   (UNAUDITED)

Basis of accounting:
    Millenia Hope Inc. prepares its financial statements in accordance with generally accepted accounting principles. This basis of accounting involves the application of accrual accounting; consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. Financial statement items are recorded at historical cost and may not necessarily represent current values.

Management estimates:
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain amounts included in the financial statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of financial statements and actual results could differ from the estimates and assumptions. Every effort is made to ensure the integrity of such estimates.

Fair value of financial instruments:
    The carrying amounts of cash and equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short duration of these instruments.

Cash and cash equivalents:
    The Company considers all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents. Such investments are valued at quoted market prices.

Property, equipment and depreciation:
    Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the double declining balance method over the estimated useful lives when the property and equipment is placed in service.

                                                     Estimate Useful Life
                                                           (In Years)

                  Office Furniture and Equipment               10

    Leashold improvements are amortized over their estimated useful lives or the estimated useful lives of the leasehold improvements, whichever is shorter.

    The cost of fixed assets retired or sold, together with the related accumulated depreciation, are removed from the appropriate asset and depreciation accounts, and the resulting gain or loss is included in net earnings.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             3 MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                                  (UNAUDITED)


Intangibles:
    Intangibles represent patent rights are recorded at cost, less accumulated amortization. Patent rights are amortized to operations using the straight-line method over a ten year term, which is less than the legal patent term of 17 years. Amortization of patent rights which is considered a capitalized R&D-related asset is charged to R&D expense. Amortization on patents rights will begin when the company commences operations. Intangibles held and used by the Company are reviewed and evaluated for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. This policy is in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

Recent Accounting Pronouncements:
    The Statement of Financial Accounting Standards Board (SFAS) No. 130, "Reporting Comprehensive Income," was issued by the Financial Accounting Standards Board (FASB) in June 1997. This Statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income including, among other things, foreign currency translation adjustments and unrealized gains and losses on certain investments in debt and equity securities. Also in June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting information about operating segments in annual financial statements, and requires that an enterprise report selected information about operating segments in interim reports issued to shareholders. Both of these Statements are effective for fiscal periods beginning after December 15, 1997. The Company does not expect the adoption of these statements to have a material impact on its financial condition or results of operations.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS
             3 MONTHS Ended FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                                   (unaudited)



1.       Organization and business
         Millenia Hope Inc. was incorporated in the State of Delaware on December 24, 1997. The Company participates in the treatment and prevention of malaria. Through its acquisition of the patent rights for Malarax and Strychnos, the company will further develop and distribute Malarax as the dominant control agent for the treatment and prevention of malaria throughout the world. Although there is no assurance that the patent will ever be issued, management feels the likelihood of issuance is probable (high) due to the positive test results attained in clinical studies.

2.       Concentrations of credit risk
        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The credit risk associated with cash and cash equivalents is considered low due to the credit quality of the financial institutions. The Company maintains, when appropriate, an allowance for uncollectible receivables. Therefore, no additional credit risk beyond amounts provided for collection losses is believed inherent in the Company's receivables and to date have been within management's expectations.

3.       Details of financial statement components

                                                             2000         1999
                                                            ------        ----

        Property and Equipment:
           Furniture and Fixtures                        $ 15,900     $ 15,900
           Leasehold Improvements                          60,100       60,100
                                                           ------       ------
                                                           76,000       76,000
           Accumulated Depreciation/Amortization           33,278       18,841
                                                           ------       ------
          Property, and Equipment, net                   $ 42,722     $ 57,159
        Other Assets:
            Patent rights
             Patent rights - Malarex                     $747,300     $747,300
             (Purchased January 7, 1998)
             Patent rights - Strychnos                    258,527
                                                          -------
             (Purchased June 1, 1999)                 $ 1,005,827      747,300

           The purchase of the patents rights included the Italian application, PCT applications which extends the patent globally and all priority rights associated with the patent. All of these components were purchased in a lump sum package which was determined to be their fair market value on the purchased dates. The transactions were at arm's length. No portion of these amounts relate to trademarks.

             Other Current Liabilities:
           Deferred Revenue                               $ 2,500      $     -
           Accrued Expenses                                17,850            -
                                                     ------------  -------------

                                                         $ 20,350      $     -

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       NOTES TO THE FINANCIAL STATEMENTS
             3 MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                                  (UNAUDITED)


4.       Note Payables :
           Related Party:
           Promissory Note Payable - C. Villenueve,           -        781,878
                                                                       -------
           a shareholder, unsecured, interest at 8%           -      $ 781,878
           per annum, no maturity date.

5.       Long-term debt
           Promissory Note - Giuseppe Motta and               -      $ 255,600
                                                                       -------
           Silvio Rossi, unsecured, discounted for  8%        -
           Imputed interest; annual payments of $44,400
           for 5 years and a final payment of $33,600

On February 29, 2000 $1,393,247 of long term debt and related party promissory notes payable were converted into 4.644.156 warrants exercisable at $1 per share until November 30, 2002.


6.       Commitments, contingencies and litigation
        Office rent agreement:
           On December 27, 1997, the company entered into an office rent agreement with 9033-0176 Quebec Inc. for office space. This agreement also includes the full usage of all office equipment and receptionist. This agreement is for a term of 5 year and the annual rental amount is $79,325.

        Auto Reimbursement
           The company has agreed to reimburse Claude Villenueve, a shareholder, each month an amount of $1,040 relating to auto expenses used in the course of business.

        Going Concern:
           The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $68,872 for the 3 months ended February 29, 2000 and has reported net losses of $2,567,623 from inception (December 24, 1997) to February 29, 2000. As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $25,505 for the 3 months ended February 29, 2000 and has reported deficient cash flows from operating activities of $2,372,561 from inception (December 24, 1997). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock ($1,890,040) and the issuance of common stock in settlement of contractual obligations ($1,514,215). Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long term relationships with other major organizations to develop and distribute the product Malarax. Management anticipates generating revenue through the sales of Malarax during this fiscal year. The major shareholder's of the organization have committed to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       NOTES TO THE FINANCIAL STATEMENTS
             3 MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                                  (UNAUDITED)

7.        Comprehensive income (loss)

          The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The adoption of this statement did not result in a change in the Company's disclosure.

8.       Related Parties

         As discussed in Note 6, the company has an agreement to reimburse Claude Villenueve, a shareholder , monthly for auto expenditures a standard amount of $1,040.

          On January 9, 1998, the company entered into an agreement with L'Espoir Du Millenaire Inc. whereby L'Espoir Du Millenaire Inc. has exclusive marketing and distributor rights for the product Malarax. The agreement is for 5 years and requires L'Espoir Du Millenaire Inc. to make annual payments of $30,000 to Millenia Hope Inc. for the exclusive rights. The agreement also allows for renewal of the exclusivity for an additional 5 years provided that certain sales quotos have been met. L'Espoir Du Millenaire Inc. is owned Mr. Claude Villenueve, a shareholder in Millenia Hope Inc.

9.       Income Taxes
         The Company did not provide any current or deferred United States federal, state or foreign income tax provision or benefit for the period presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

10.      Shareholders' Equity
         In March 1999, the Company issued 1,111,220 shares of common stock in settlement of marketing agreements established with organizations who will develop and market the Company and its product Malarex globally. The total marketing cost was $1,514,215. The company's share value on that date was trading on the OTC Bulletin Board at $1.3627. The transaction was at arm's length with third parties.

11.      Warrants and Options

         In 1998, the Company, in accordance with it private placement memorandum to sell 6,100,000 units (each unit consisting of one (1) share of common stock and one (1) warrant), sold 6,100,000 shares of common stock. Each warrant entitles the registered holder thereof to purchase at any time from the date for a period of three (3) years, one share of common stock at a price of $0.09. As of February 29, 2000, 5,537,000 warrants were outstanding.


         On January 29, 1999 the company granted 210,000 options to its President, Leonard Stella. The options vest 70,000 per year over a three year period. The options are exercisable at $1.50 per share and expire on December 31, 2003. The total dollar value of the options at the date of grant was $315,000. The fair market value of the company's stock which was tradable on the OTC Bulleting Board was $1.50.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       NOTES TO THE FINANCIAL STATEMENTS
             3 MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                                  (UNAUDITED)


     Warrants and Options (continued):

         On January 29, 1999 the company granted 150,000 options to its Chief Executive Officer, Dominique Morisot. The options vest 50,000 per year over a three year period. The options are exercisable at $1.50 per share and expire on December 31, 2003. The total dollar value of the options at the date of grant was $225,000. The fair market value of the company's stock which was tradable on the OTC Bulleting Board was $1.50.

         On January 29, 1999 the company granted 50,000 options to its Vice President Human Resource, Ronald Lapenna. The options vest after one year. The options are exercisable at $1.50 per share and expire on December 31, 2003. The total dollar value of the options at the date of grant was $75,000. The fair market value of the company's stock which was tradable on the OTC Bulleting Board was $1.50.

         On January 29, 1999 the company granted 50,000 options to its Vice President Finance, George Haligua. The options vest after one year. The options are exercisable at $1.50 per share and expire on December 31, 2003. The total dollar value of the options at the date of grant was $75,000. The fair market value of the company's stock which was tradable on the OTC Bulleting Board was $1.50.

         On August 30, 1999, the Company granted 100,000 options to its chairman of the Board, Dr. Alain Soucy. The options vest after one year. The options are exercisable at $0.30 per share and expire on December 31, 2003. The total dollar value of the options at the date of grant was $30,000. The fair market value of the company's stock which was tradable on the OTC Bulleting Board was $.30.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company has determined that it will continue to account for employee stock-based compensation under Accounting Principles Board No. 25 and elect the disclosure-only alternative under SFAS No. 123. The fair value of a share of nonvested stock is measured at the market price of a share on the grant date. The proforma effect to net income and earnings per share is reflected as follows:

                                                                    Inception
                                                              December 24, 1997
                                                                     Through
                                                              February 29, 2000
         Net Income after proforma effect                          $(2,567,623)
         Earnings per share after proforma effect                  $ (0.2335)

12.      Earnings (Loss) per common share
         Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Options and warrants are not considered since considering such items would have an antidilutive effect.

Item 2.  Plan of Operation.

The following discussion should be read in conjunction with the financial statements and related notes which are included elsewhere in this prospectus. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions and our ability to market our product.

         Some of the statements hereunder are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions and other statements contained herein that are not statements of historical fact. You can identify these statements by words such as "may," "will," "should," "estimates," "plans," "expects," "believes," "intends" and similar expressions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements.


The business objectives of Millenia are twofold.

First and foremost is to establish MALAREX as an accepted control agent for the treatment and prevention of malaria throughout the world. Not only do we believe that MALAREX is an effective anti-malarial drug, it will also be made available at prices that are adapted to the realities of the third world market. The availability and pricing of MALAREX will hopefully ensure its acceptability and use in the fight against malaria. To this end the company has entered into clinical trials of MALAREX with the following three countries:

o On October 5th, 1999 India's Directorate of Health accepted MALAREX for both in-vitro (test-tube) and in-vivo (live trials) testing. On February 28th, 2000 the in-vitro tests were successfully completed and the in-vivo tests are scheduled to be run next.
o On January 13th, 2000 Cameroun's Department of Health accepted MALAREX for both in-vitro and in-vivo testing. As of February 17th, 2000 the above testing was successfully concluded. The company is waiting for the final approval of the Department of Health for MALAREX to be sold in Cameroun. Management believes that sales of MALAREX should commence within the next six months in Cameroun.
o On January 26th, 2000 the Ministry of Health and Welfare of Equatorial Guinea accepted MALAREX for both in-vitro and in-vivo testing. As of February 27th, 2000 the in-vitro testing was successfully concluded and we are waiting for the in-vivo testing to be concluded. If this step is successful then final approval of the ministry of Health and Welfare would be needed to commence sales of MALAREX.

Millenia has adopted an extremely conservative sales forecast. In the face of anti-malarial drug resistance, the need for more effective treatments will continue to intensify. Once a network of local manufacturers and distributors capable of producing and supplying MALAREX are in place, the demand for MALAREX should increase commensurately.

It is estimated the demand for MALAREX will increase as it becomes an accepted choice in the fight against malaria. Once it has proven its effectiveness and availability, it could be among the leaders in the field. Despite this positive conviction, Millenia chooses to remain conservative in its sales estimation as it strives to attain its goal of 2 % of the marketplace in five years.

Achieving these modest levels will ensure both the viability and profitability for both the Company and its shareholders.

Secondly, Millenia is committed to ongoing research and development to expand the efficacy of MALAREX and its derivatives in fighting infectious diseases. To this end, the company has a verbal agreement with one of its officers, Mr. Guiseppe Bertelli Motta, VP of research and a co-discoverer of MALAREX whose profession is botanical research, that it will have the first right of refusal on all the research carried on by him. As cash flow improves, further funding will be commited to research and development.

As an integral part of this development, Millenia hopes to establish long term relationships with other major organizations such as Rotary Against Malaria
(RAM), World Health Organization and the Centers for Disease Controls. It is through these relationships that Millenia feels that they can best support the efforts of such organizations to solve the problem of malaria by building an infrastructure necessary to control this disease.

As the Company has not yet begun to sell the Product, it is difficult for management to evaluate the growth curve of Product sales. However, given the potential market size and the need for viable and effective drugs, the Company believes that it will not have a problem generating sales thereby creating positive cash flow once the Product is approved.

The Company intends to use the Internet for advertising as that currently allows the greatest visibility for very small costs. In fact, the Company believes that it will be able to obtain free access on certain websites looking for products such as the Company's.

At present the only significant cash outlay of the Company is for rent as well as legal and accounting fees incurred by the Company as it prepares this filing and filings associated with being a reporting company (quarterly unaudited reports, annual reports, etc.). There is currently insufficient funds to adequately provide for the Company's needs over the next twelve months, however, the officers and certain shareholders have committed to fund the operations of the company during the net twelve months until the company can generate sufficient cash flow from operations to meet current operating expenses and overhead.

Liquidity and cash flow needs of the company

From December 1st, 1999 to February 28th, 2000 the company incurred operating expenses of $ 41,102 and interest expenses in the amount of $27,770 while recording net cash revenues of $7,500. From March 1st, 2000 to November 30th, 2000, the fiscal year end, the company anticipates that its net cash flow needs will be $123,000 primarily to cover day to day operating expenses. These funds will be covered by revenue received and any shortfalls will be met by the officers and certain shareholders as previously outlined.

On February 22, 2000 Dr. David Mulder joined the Board of Directors of Millenia Hope as its Vice-Chairman of the Board. Dr Mulder, a world-renowned physician in several disciplines, was the former chairman of Montreal's McGill University department of surgery and the surgeon-in-chief at the Montreal General Hospital for 21 years. Dr Mulder has held leading positions in several important medical associations.

The Company intends to continue conducting product research and development as mentioned previously. The Company will, in the future, retain marketing and public relations consultants as necessary, and hire support staff when warranted by its sales volume on an as needed basis.

Part II other information

Item 2: Sales of Unregistered securities


Date of  Title of                Number   Consideration     Exemption from
Sale     Security                Sold     Received          Registration claimed

1/17/2000         Common         563,000  $ 50,670          Regulation  S
                  Shares

2/28/2000         Warrants     4,644,156   conversion of    Regulation  S
                  exercisable              $ 1,393,247
                  at $1.00 per             of debt
                  share until
                  11/30/2002

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.           Financial Data Schedule (2/29/00)

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Millenia Hope Inc.
                                                 (Registrant)





Dated: April 14, 2000                             By: /s/Leonard Stella
                                                      President and Treasurer