Form 10-Q
period 2000-05-31
MILLENIA HOPE INC
filed 2000-07-14
CIK 1060827

MILLENIA HOPE INC.
        (Exact name of Small Business Issuer as Specified in its Charter)


               DELAWARE                              98-0213828
     (state or other Jurisdiction of              (I.R.S Employer
     Incorporation or Organization)              Identification No.)


           4055 Ste Catherine st. suite 142, Montreal, Quebec H3Z 3J8
                    (Address of Principal Executive Offices)


                                 (514) 846-5757
                 Issuer's Telephone Number Including Area Code)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date : At May 31, 2000 Issuer had outstanding 20175239 shares of Common Stock.

                                      INDEX

PART I: FINANCIAL INFORMATION


Item 1. Financial Statements

     Balance Sheets (Unaudited) at May 31, 2000 and May 31, 1999 Statements of income (Unaudited) for the six months ended May 31, 2000 and May 31, 1999, and from inception (December 24, 1997) to May 31, 2000 Statements of shareholder's equity from December 24, 1997 to May 31, 2000. Statements of cash flows (Unaudited) for the six months ended May 31, 2000 and May 31, 1999, and from inception (December 24, 1997) to May 31, 2000. Summary of
     Significant   Accounting   policies  Notes  to  the  Financial   Statements
     (Unaudited)

Item 2. Plan of Operations


PART II. Other Information

     Item 2. Sale of Unregistered Securities

     Item 6. Exhibits and Reports on Form

     SIGNATURES

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                          May 31, 2000 AND May 31, 1999
                                   (UNAUDITED)


                                     Assets
                                                                  2000            1999
                                                             --------------   --------------
Current Assets
    Cash and cash equivalents                                $      359,368   $        3,968
      Total current assets                                          359,368           53,550
Investment in subsidiary                                          7,500,000               --
Property and equipment, net                                          39,234           53,550
Other assets                                                      1,005,827          747,300

      Total assets                                                8,904,429          804,818

                      Liabilities and Shareholder's Equity

Current Liabilities
    Accounts payable                                                203,315          192,996
    Current Portion of long term debt (net of discount)                  --           44,400
    Notes payable (principally related parties)                          --          801,886
    Other current liabilities                                        57,400               --
      Total curent liabilities                                      260,715        1,039,282
    Long-term debt, less current portion (net of discount)               --          148,430

 Shareholder's Equity
    Common Stock, $,0001 par value; authorized                        2,017            1,121
         70,000,000 shares; issued and outstanding
         20,175,239 in 2000 and 11,211,220 in 1999
    Paid in Capital                                              11,299,407        1,960,294
    Deficit accumulated during the development stage            (2,657,710)      (2,344,309)

      Total Shareholder's Equity                                  8,643,714         (382,894)

       Total liabilities and shareholder's equity               $ 8,904,429   $      804,818
                                                                ===========   ==============


Read the accompanying summary of significant policies and notes to financial statements, both of which are an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                               STATEMENT OF INCOME
              FOR THE 6 MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999
                        AND THE PERIOD FROM THE INCEPTION
                       (DECEMBER 24, 1997) TO MAY 31, 2000
                                   (UNAUDITED)


                                                                                   Inception
                                                            3 months ended       (Dec. 24, 1997)
                                                    MAY 31, 2000   MAY 31, 1999    MAY 31, 2000
                                                    ------------   ------------    ------------
Revenue:
Licensing fees                                         $15,000         $12,500         $42,500

Operating expenses:
Marketing                                                   --       1,514,215       1,514,215
Research Development                                        --              --         218,515
Rent                                                    38,200          38,200         175,850
Travel                                                  40,230              --         162,230
Selling, general and administrative expenses            67,759          21,878         479,762

   Total operating expenses                            146,189       1,574,293       2,550,572

  Loss before other income (expense)                  (131,189)    (1,561,793)     (2,508,072)

Other income (expense):
Interest expense                                       (27,770)        (36,466)       (149,638)

   Total other income (expense)                        (27,770)        (36,466)       (149,638)

Net Loss                                              (158,959)    (1,598,259)      (2,657,710)
                                                    ==========      ==========      ==========
Basic weighted average common
shares outstanding                                  12,029,919      10,166,673      10,799,716
                                                    ==========      ==========      ==========

Basic Loss per common share                           $(0.0132)       $(0.1572)       $(0.2461)
                                                    ==========      ==========      ==========

Read the accompanying summary of significant policies and notes to financial statements, both of which are an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF CASH FLOWS
              FOR THE 6 MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999
                        AND THE PERIOD FROM THE INCEPTION
                       (DECEMBER 24, 1997) TO MAY 31, 2000
                                   (UNAUDITED)


                                                                                                                Inception
                                                                                  6 Months Ended              (Dec. 24, 1997)
                                                                        MAY 31, 2000           MAY 31, 1999    MAY 31, 2000
                                                                        ------------           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                           $(158,959)         $ (1,598,259)     ($2,657,710)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
              Depreciation and amortization                                     7,002                  7,250          36,766
               Issuance of stock for marketing services                            --              1,514,215       1,514,215
Changes in Operating assets and liabilities:
              Accounts payable and notes payable                           (1,170,806)                46,182         260,715
              Long term debt                                                 (161,811)                13,580              --
               Issuance of warrants to cancel notes
                payable and long term debt                                  1,393,247                     --       1,393,247
                                                                          -----------           ------------     -----------

Net cash provided by/(used in) operating activities                           (91,327)               (17,032)        547,233


CASH FLOWS FROM INVESTING ACTIVITIES:
            Patent rights                                                          --                     --      (1,005,827)
            Purchase of property                                                   --                     --         (76,000)
                                                                          -----------           ------------     -----------
Net cash provided by/(used in) investing activities                                --                     --      (1,081,827)


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
    Issuance of stock                                                         446,762                     --         893,962
                                                                          -----------           ------------     -----------

Net cash provided by/(used in) financing activities                           446,762                     --         893,962
                                                                          -----------           ------------     -----------


Net increase (decrease) in cash and cash equivalents                          355,435                (17,032)        359,368
Cash and cash equivalents, beginning of period                                  3,933                 21,000              --
                                                                          -----------           ------------     -----------

Cash and cash equivalents, end of period                                     $359,368                 $3,968          59,368
                                                                          ===========           ============     ===========



Read the accompanying summary of significant accounting policies and notes to financial statement, both of which are an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        STATEMENT OF SHAREHOLDERS' EQUITY
             FROM INCEPTION (DECEMBER 24, 1997) THROUGH MAY 31, 2000
                                   (UNAUDITED)

                                                                                                     Deficit during      Total
                                                                          Common          Paid in       Development    Shareholders'
                                                          Shares          Amount         Capital          Stage           Equity
                                                        -----------    -----------   ------------  ------------    ------------
Balance, beginning December 01, 1997:                            --    $        --    $        --   $        --    $         --


Proceeds from December 1997 private placement             4,000,000            400         19,800                        20,200

Proceeds from February 1998 private placement             6,100,000            610        426,390                       427,000

Net loss year ended November 30, 1998                                                                  (746,050)       (746,050)
                                                        -----------    -----------   ------------  ------------    ------------

Balance at November 30, 1998                             10,100,000          1,010        446,190      (746,050)       (298,850)

March 20, 1999 settlement of marketing contracts          1,111,220            111      1,514,104                     1,514,215

Net loss year ended November 30, 1999                                                                (1,752,702)     (1,752,702)
                                                        -----------    -----------   ------------  ------------    ------------

Balance, at November 30, 1999:                           11,211,220          1,121      1,960,294    (2,498,751)       (537,336)

Proceeds from January 17, 2000
Issuance of common shares                                   563,000             56         50,614                        50,670

January 20, 2000 cancellation of common shares           (1,000,000)          (100)           100                            --

Proceeds from February 28, 2000
Issuance of Warrants                                             --             --      1,393,247                     1,393,247
Proceed from May 29, 2000 issuance of common shares       5,000,000            500      7,499,500                     7,500,000
Proceed from May 31, 2000 issuance of common shares       4,401,019            440        395,652                       396,092
Net loss six months ended may 31, 2000                                                                 (158,959)       (158,959)
                                                        -----------    -----------   ------------  ------------    ------------
                                                         20,175,239    $     2,017   $ 11,299,407  $ (2,657,710)   $ (8,643,714)
                                                        ===========    ===========   ============  ============    ============

Read the accompanying summary of significant accounting policies and notes to financial statement, both of which are an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  6 MONTHS Ended MAY 31, 2000 AND MAY 31, 1999
                                   (UNAUDITED)

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

     Leasehold improvements are amortized over their estimated useful lives or the estimated useful lives of the leasehold improvements, whichever is shorter.

     The cost of fixed assets retired or sold, together with the related accumulated depreciation, are removed from the appropriate asset and depreciation accounts, and the resulting gain or loss is included in net earnings.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  6 MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999
                                   (UNAUDITED)


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

Recent Accounting Pronouncements:

     The Statement of Financial Accounting Standards Board (SFAS) No. 130, "Reporting Comprehensive Income," was issued by the Financial Accounting Standards Board (FASB) in June 1997. This Statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income including, among other things, foreign currency translation adjustments and unrealised gains and losses on certain investments in debt and equity securities. Also in June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting information about operating segments in annual financial statements, and requires that an enterprise report selected information about operating segments in interim reports issued to shareholders. Both of these Statements are effective for fiscal periods beginning after December 15, 1997. The Company does not expect the adoption of these statements to have a material impact on its financial condition or results of operations.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS
                  6 MONTHS Ended MAY 31, 2000 AND MAY 31, 1999
                                   (unaudited)


1.   Organization and business

     Millenia Hope Inc. was incorporated in the State of Delaware on December 24, 1997. The Company participates in the treatment and prevention of malaria. Through its acquisition of the patent rights for Malarex and Strychnos, the company will further develop and distribute Malarex as a control agent for the treatment and prevention of malaria throughout the world. Although there is no assurance that the patent will ever be issued, management feels the likelihood of issuance is probable (high) due to the positive test results attained in clinical studies.

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

3.   Details of financial statement components

                                                           2000         1999
                                                       ----------     ----------
Property and Equipment:
   Furniture and Fixtures                              $   15,900     $   15,900
   Leasehold Improvements                                  60,100         60,100
                                                       ----------     ----------
                                                           76,000         76,000
   Accumulated Depreciation/Amortization                   36.766         22.450
                                                       ----------     ----------
  Property, and Equipment, net                         $   39.234     $   53.550
Other Assets:
    Patent rights
     Patent rights - Malarex                           $  747,300     $  747,300
     (Purchased January 7, 1998)
     Patent rights - Strychnos                            258,527
                                                       ----------
     (Purchased June 1, 1999)                          $1,005,827        747,300


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

  Other Current Liabilities:
Deferred Revenue                    $    2,500         $       --
Accrued Expenses                        54.900                 --
                                    ----------         ----------

                                    $   57.400         $       --

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS
                  6 MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999
                                   (UNAUDITED)


4.   Note Payables :

           Related Party:
           Promissory Note Payable - C. Villenueve,          --      801.886
                                                                  ----------
           a shareholder, unsecured, interest at 8%          --   $  801.886
           per annum, no maturity date

5.   Long-term debt

           Promissory Note - Giuseppe Motta and              --   $  148.430

           Silvio Rossi, unsecured, discounted for 8%
           Imputed interest; annual payments
           of $44,400 for 5 years and a
           final payment of $33,600 current
           portion of long term debt                         --       44.400
                                                                  ----------
                                                                     192.830


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

7.   Going Concern:

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $158.959 for the 6 months ended May 31, 2000 and has reported net losses of $2,657.710 from inception (December 24, 1997) to May 31, 2000. As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $151.957 for the 6 months ended May 31, 2000 and has reported deficient cash flows from operating activities of $2,620.044 from inception (December 24, 1997). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock ($2.287.209) and the issuance of common stock in settlement of contractual obligations ($1,514,215). Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long term relationships with other major organizations to develop and distribute the product Malarax. Management anticipates generating revenue through the sales of Malarax during this fiscal year. The major shareholder's of the organization have committed to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead. These are the same officers and shareholders that have previously committed to maintaining a sufficient flow for the organization.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS
                  6 MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999
                                   (UNAUDITED)

8.   Comprehensive income (loss)

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. The adoption of this statement did not result in a change in the Company's disclosure.

9.   Related Parties

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

10.  Income Taxes

     The Company did not provide any current or deferred United States federal, state or foreign income tax provision or benefit for the period presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carry forwards, because of uncertainty regarding its realizability.

11.  Shareholders' Equity

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

     On January 20, 2000,  1,000,000  shares of common stock belonging to one of
     the  company's   founders  was  returned  to  the  company's  treasury  for cancellation.

     On May 29th, 2000, the company issued five million (5,000,000) shares of common stock as part of its payment for the purchase of thirty five million seven hundred thousand (35,700,000) shares of SWORD COMP-SOFT CORP. from that company's treasury. The total cost of this acquisition was $7,500,000 of Millenia common stock, valued at the average thirty date trading range (OTC other) of $1,50 per share, and five million warrants as authorized in note 12. The transaction was at arm's length with third parties.

12.  Warrants and Options

     In 1998, the Company, in accordance with it private placement memorandum to sell 6,100,000 units (each unit consisting of one (1) share of common stock and one (1) warrant), sold 6,100,000 shares of common stock. Each warrant entitles the registered holder thereof to purchase at any time from the date for a period of three (3) years, one share of common stock at a price of $0.09. As of May 31, 2000, 1.135.981 warrants were outstanding.

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

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       NOTES TO THE FINANCIAL STATEMENTS
                  6 MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999
                                  (UNAUDITED)


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

     On April 19, 2000, the company granted 100,000 options to its new Chairman of the Board, Dr. George Tsoukas. The options vest after one year. The options are exercisable at $1.50 per share and expire on December 31, 2003. The total dollar value of the options at the date of grant was $150,000. The fair market value of the company's stock which was tradable on the OTC other was $1.50.

     On April 19, 2000 the company granted 100,000 options to its Vice Chairman of the Board, Dr. David Mulder. The options vest after one year. The options are exercisable at $1.50 per share and expire on December 31, 2003. The total dollar value of the options at the date of grant was $150,000. The fair market value of the company's stock which was tradable on the OTC other was $1.50.

     On May 29, 2000, the company as part of its payment for the purchase of thirty five million seven hundred thousand (35,700,000) shares of SWORD COMP-SOFT CORP. from that company's treasury, issued five million (5,000,000) warrants entitling the registered holder thereof to purchase at anytime from that date for a period of three (3) years, one share of common stock at a price of two dollars ($2).

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

                                                               Inception
                                                             December 24, 1997
                                                                 Through
                                                              MAY 31, 2000
                                                              ------------
         Net Income after proforma effect                     $(2,657.710)

13.  Earnings (Loss) per common share

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

o On January 13th, 2000 Cameroun's Department of Health accepted MALAREX for both in-vitro and in-vivo testing. As of February 17th, 2000 the above testing was successfully concluded. The company is waiting for the final approval of the Department of Health for MALAREX to be sold in Cameroun. While management believes that sales of MALAREX should commence within the next six months in Cameroun, as there are no signed sales contracts and the company has not yet received its final certification, there is no basis for assurance that this will take place.

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

It is estimated the demand for MALAREX will increase as it becomes an accepted choice in the fight against malaria. Millenia chooses to remain conservative in its sales estimation as it strives to attain its target goal of 2 % of the marketplace in five years.

Achieving these modest levels will ensure both the viability and profitability for both the Company and its shareholders.

Secondly, Millenia is committed to ongoing research and development to expand the efficacy of MALAREX and its derivatives in fighting infectious diseases. To this end, the company has a verbal agreement with one of its officers, Mr. Guiseppe Bertelli Motta, VP of research and a co-discoverer of MALAREX whose profession is botanical research, that it will have the first right of refusal on all the research carried on by him. As cash flow improves, further funding will be committed to research and development.

As an integral part of this development, Millenia hopes to establish long term relationships with other major organizations such as Rotary Against Malaria
(RAM), World Health Organization and the Centres for Disease Controls. It is through these relationships that Millenia feels that they can best support the efforts of such organizations to solve the problem of malaria by building an infrastructure necessary to control this disease.

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

Liquidity and cash flow needs of the company

From December 1st, 1999 to May 31st, 2000 the company incurred operating expenses of $ 146.189 and interest expenses in the amount of $27,770 while recording net cash revenues of $15,000. From June 1st, 2000 to November 30th, 2000, the fiscal year end, the company anticipates that its net cash flow needs will be $95.000 primarily to cover day to day operating expenses and $60,000 to cover overseas travel expenses. These funds will be covered by revenue received and any shortfalls will be met by the officers and certain shareholders as previously outlined.

On May 29, 2000, the company acquired thirty five million seven hundred thousand (35,700,000) shares of SWORD COMP-SOFT CORP., this being 51% of SWORD's authorized capital, at a cost of five million (5,000,000) common shares, valued at the average thirty date trading range (OTC other) of $1.50 or seven million five hundred thousand dollars ($7,500,000) and five million warrants (5,000,000), entitling the registered holder thereof to purchase at any time from that date for a period of three (3) years, one share of common stock at a price of two dollars ($2).

SWORD COMP-SOFT CORP. is an (ASP) Application Service Provider incorporated in November 1998 specializing in the E-Healthcare sector.

Application services, a rapidly growing segment of the Internet economy, are those that focus on a single topic or issue in a conversational manner.

Sword has what it believes is some of the most advanced technology currently available in the field of e-Healthcare and that it will be in a position to offer a range of application services designed around the concept of providing a series of useful, on line interactive health services and facilities in an attractive, convenient format to people in their electronic environments. These application services include the identification and personal logging of disease(s) and strategies to cope with long term health issues from nutrition, wellness and health in a "patient driven" format.

Essentially, the subscribers use application programs to create, store and transact medical data on the application server, for example, the interactive on-line health service will record similar data to that usually given to a primary health care worker, such as a doctor or a nurse,, and create an overall profile of individual health needs. Each application will relate to a specific disease, drug, or part of the human anatomy on a pay per use basis ( although this fee may be sponsored).

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

At a Board of Directors meeting, held on April 19, 2000, Dr. Alain Soucy, Chairman of the Board of Millenia, resigned in order to head up a new start-up, Thermolysis International, a corporation specializing in industrial water (and waste) purification.

At the same meeting, Dr. George Haligua, Vice President of Finance and a Director, has resigned to devote more time and concentrate his efforts on his own principle businesses.

Dr. George Tsoukas is the newly elected chairman of the Board of Millenia Hope.

Dr. George Tsoukas has a bachelor of science in Biochemistry from McGill University and received his Medical degree from McGill in 1968. In 1975 he was granted a specialization in Internal Medicine and Endocrinology from the same institution. For over 10 years, he has been an Associate Physician at the McGill University Medical Center and is currently conducting clinical research on bone diseases. Dr. Tsoukas was also the chief examiner for the Quebec College of Endocrinologists from 1980 - 1986. Dr. Tsoukas is a well known educator who, over the past decade, has produced medical CD-ROMs and hosted a popular TV program explaining medical conditions. He has also lectured extensively to other doctors on behalf of major pharmaceutical companies.

Mr. Leonard Stella, President and Treasurer, will take over the financial responsibilities of Dr. Haligua and will share, with Mr. Tom Bourne, Secretary of Millenia, the duties involved in shareholder relations previously handled by Dr. Haligua.

Further, Mr. Stella's title will now be COO, Chief Operating Officer, replacing his previous designation as President and Treasurer.

The Company intends to continue conducting product research and development as mentioned previously via a previously noted agreement with its VP Research Mr.
G. Motta. The Company will, in the future, retain marketing and public relations consultants as necessary, and hire support staff when warranted by its sales volume on an as needed basis.

Part II other information

Item 2: Sales of Unregistered securities


Date of          Title of       Number      Consideration   Exemption from
Sale             Security       Sold        Received        Registration claimed

1/17/2000        Common         563,000     $ 50,670       Regulation  S
                 Shares

2/28/2000        Warrants       4,644,156   conversion of   Regulation  S
                 exercisable                $ 1,393,247
                 at $1.00 per               of debt
                 share until
                 11/30/2002

29/5/2000        common shares  5,000,000   35,700,000      Section 4(2)
                                            shares of
                                            Sword Comp-
                                            Soft Corp.

31/5/2000        common shares  4.401.019   396.092         Regulation S


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27. Financial Data Schedule (2/29/00)

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Millenia Hope Inc.
                                         (Registrant)


Dated: July 14, 2000                     By:  /s/Leonard Stella
                                              President and Treasurer