Form 10-Q/A
period 2000-05-31
MILLENIA HOPE INC
filed 2000-10-11
CIK 1060827

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

                                      INDEX

PART I: FINANCIAL INFORMATION


Item 1. Financial Statements


     Consolidated Balance Sheets (Unaudited) at May 31, 2000 and May 31, 1999 Statements of income (Unaudited) for the three and six months ended May 31, 2000 and May 31, 1999, and from inception (December 24, 1997) to May 31, 2000, Statements of cash flows (Unaudited) for the six months ended May 31, 2000 and May 31, 1999, and from inception (December 24, 1997) to May 31, 2000. Summary of Significant Accounting policies Notes to the Financial Statements (Unaudited)


Item 2. Plan of Operations


PART II. Other Information

     Item 2. Sale of Unregistered Securities

     Item 6. Exhibits and Reports on Form

     SIGNATURES

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED BALANCE SHEET
                          May 31, 2000 AND May 31, 1999
                                   (UNAUDITED)



                                     Assets
                                                                  2000            1999
                                                             --------------   --------------
Current Assets
    Cash and cash equivalents                                   $   511,028   $        3,968
      Total current assets                                          511,028            3,968
Property and equipment, net                                          54,234           53,550
Excess of Cost over book value of subsidiary                      1,644,429               --

      Total assets                                                2,209,691           57,518

                      Liabilities and Shareholder's Equity

Current Liabilities
    Accounts payable                                                210,168          192,996
    Current Portion of long term debt (net of discount)                  --           44,400
    Notes payable (principally related parties)                          --          801,886
    Other current liabilities                                        57,400               --
      Total curent liabilities                                      267,568        1,039,282
    Long-term debt, less current portion (net of discount)               --          148,430
 Minority Interest                                                1,804,237               --
 Shareholder's Equity
    Common Stock, $,0001 par value; authorized                        2,017            1,121
         70,000,000 shares; issued and outstanding
         20,175,239 in 2000 and 11,211,220 in 1999
    Paid in Capital                                              11,299,307        1,960,294
    Cost of Treasury Shares                                     (7,499,900)               --
    Deficit accumulated during the development stage            (3,663,537)       (3,091,609)

      Total Shareholder's Equity                                    137,886         (382,894)

       Total liabilities and shareholder's equity               $ 2,209,691   $       57,518
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


                                                                                                                   Inception
                                                            3 months ended                  6 months ended       (Dec. 24, 1997)
                                                    MAY 31, 2000   MAY 31, 1999     MAY 31, 2000   MAY 31, 1999    MAY 31, 2000
                                                    ------------   ------------     ------------   ------------    ------------
Revenue:
Licensing fees                                          $7,500          $7,500         $15,000         $12,500         $42,500

Operating expenses:
Patent Rights                                               --              --              --              --       1,005,827
Marketing                                                   --       1,514,215              --       1,514,215       1,514,215
Other Developmental Costs                                   --              --              --              --         218,515
Rent                                                    19,100          15,313          38,200          30,625         175,850
Travel                                                  40,230              --          40,230              --         162,230
Selling, general and administrative expenses            38,257          14,361          67,759          28,721         479,762

   Total operating expenses                             97,587       1,543,889         146,189       1,573,561       3,996,399

  Loss before other income (expense)                   (90,087)    (1,536,389)        (131,189)     (1,561,061)     (3,513,899)

Other income (expense):
Interest expense                                            --         (14,905)        (27,770)        (28,834)       (149,638)

   Total other income (expense)                             --         (14,905)        (27,770)        (28,834)       (149,638)

Net Loss                                               (90,087)    (1,551,294)        (158,959)      1,589,895      (3,663,537)
                                                    ==========      ==========      ==========      ==========      ==========
Basic weighted average common
shares outstanding                                  13,056,087      10,169,227      12,029,919      10,166,673      10,799,716
                                                    ==========      ==========      ==========      ==========      ==========

Basic Loss per common share                           $(0.0069)       $(0.1525)       $(0.0132)       $(0.1564)       $(0.3392)
                                                    ==========      ==========      ==========      ==========      ==========


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


                                                                                                                        Inception
                                                                                          6 Months Ended             (Dec. 24, 1997)
                                                                                 MAY 31, 2000       MAY 31, 1999       MAY 31, 2000
                                                                                 ------------       ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                                 $  (158,959)       $(1,589,895)       ($3,663,537)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
              Depreciation and amortization                                             7,002              7,282             36,766
              Issuance of stock for marketing services                                   --            1,514,215          1,514,215
              Issuance of noe for other development costs                                --                 --              192,831
              Operating expense settled with issuance of note                          93,602               --               93,602
              Interest expense settled with issuance of note                           27,770               --               27,770
Changes in Operating assets and liabilities:
              Accounts payable and notes payable                                       90,918             61,900            267,568
                                                                                  -----------        -----------        -----------

Net cash provided by/(used in) operating activities                                    60,333             (6,498)        (1,530,786)


CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of property                                                         --                 --              (76,000)
                                                                                  -----------        -----------        -----------
Net cash provided by/(used in) investing activities                                      --                 --              (76,000)


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
    Notes payable, principly related parties (not of discount)                           --                 --            1,223,853
    Issuance of stock                                                                 446,762               --            2,117,815
                                                                                  -----------        -----------        -----------

Net cash provided by/(used in) financing activities                                   446,762               --              893,962
                                                                                  -----------        -----------        -----------


Net increase (decrease) in cash and cash equivalents                                  507,095             (6,499)           511,028
Cash and cash equivalents, beginning of period                                          3,933             21,000               --
                                                                                  -----------        -----------        -----------

Cash and cash equivalents, end of period                                          $   511,028        $    14,502            511,028
                                                                                  ===========        ===========        ===========



On April 30, 2000, the Company's subsidiary issued 600,000 shares for Equipment valued at $15,000.
On February 28, 2000, the Company, by issuing 4,644,156 warrants, settled notes payable to related parties in the amount of $1,393,247.




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

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS
                  6 MONTHS Ended MAY 31, 2000 AND MAY 31, 1999
                                   (unaudited)

NOTE 1 -BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Millenia Hope Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in Millenia Hope Inc.'s Registration Statement on Form 10SB (Registration No. 000-29385) as filed with the Securities and Exchange Commission.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - REVENUE RECOGNITION

     The company currently recognizes revenue in the form of licensing fees which are recorded over the life of the licensing agreement using the straight line method.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosures related to revenue recognition policies. Management believes that Millenia Hope Inc.'s revenue recognition practices are in conformity with the guidelines of SAB 101.

NOTE 3 - NET LOSS PER SHARE

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

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS
                  6 MONTHS Ended MAY 31, 2000 AND MAY 31, 1999
                                   (unaudited)


NOTE 4 - GOING CONCERN

     The  accompanying  financial  statements  have been  prepared  assuming the
Company will continue as a going concern. The company reported a net loss of $90,087 and $158,959 for the three and six months ended May 31, 2000 as well as reporting net losses of $3,663,537 from inception (December 24, 1997) to May 31, 2000. As reported on the statement of cash flows, the Company had positive cash flows from operating activities of $60,333 for six months ended May 31, 2000 but has reported deficient cash flows from operating activities of $1,530,786 from inception (December 24, 1997). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock ($893,962) and notes payable, principly related parties (net of discount) ($1,223,853. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long term relationships with other major organizations to develop and distribute the product Malarax. Management anticipates generating revenue through the sales of Malarax during the next fiscal year. The major shareholder's of the organization have committed to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead.


NOTE 5 -  ACQUISITION OF SWORD COMP-SOFT

On May29, 2000, the company acquired thirty five million seven hundred thousand (35,700,000) shares of Sword Comp-Soft Corp., this being 51% of Sword's authorized capital, at a cost of five million (5,000,00) common shares, valued at the average thirty date trading range (OTC other) of $1.50 or seven million five hundred thousand dollars ($7,500,000) and five million warrants (5,000,000), entitling the registered holder thereof to purchase at any time from that date for a period of three (3) years, one share of common stock at a price of two dollars ($2).

Sword Comp-Soft Corp. is an (ASP) Application Service Provider incorporated in November 1998 specializing in the E-Healthcare sector.

NOTE 6 - STOCKHOLDER'S EQUITY

One of our founders was invited to participate at the inception of the Corporation based upon his ability in the area of Investor Relations. However, shortly thereafter, due to changed personal circumstances, he was unable to devote significant time and effort to the company. Following ongoing discussions on January 20, 2000, he agreed to return his 1,000,000 shares to the Corporate Treasury for cancellation.

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


On January 20, 2000, after ongoing discussions, one of the founding shareholders agreed to return his 1,000,000 shares to the company's treasury due to his inability to provide certain services to the corporation.


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



Part II other information

Item 2: Sales of Unregistered securities


Date of          Title of        Number     Consideration   Exemption from
Sale             Security        Sold       Received        Registration claimed

1/17/2000        Common           563,000   $ 50,670        Regulation  S
                 Shares

2/28/2000        Warrants       4,644,156   conversion of   Regulation  S
                 exercisable                $ 1,393,247
                 at $1.00 per               of debt
                 share until
                 11/30/2002

29/5/2000        common shares  5,000,000   35,700,000      Section 4(2)
                                            shares of
                                            Sword Comp-
                                            Soft Corp.

31/5/2000        common shares  4,401,019   396,092         Regulation S


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27. Financial Data Schedule (5/31/00)

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