Form 10QSB
period 2000-08-31
MILLENIA HOPE INC
filed 2000-10-24
CIK 1060827

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date : At August 31, 2000 Issuer had outstanding 20528590 shares of Common Stock.




                                      INDEX

PART I: FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited) at August 31, 2000. Consolidated statements of Operations (Unaudited) for the three months and the nine months ended August 31, 2000 and August 31, 1999, and from inception (December 24,
1997) to August 31, 2000. Statements of cash flows (Unaudited) for the nine months ended August 31, 2000 and August 31, 1999, and from inception (December 24, 1997) to August 31, 2000. Notes to the Financial Statements (Unaudited)

Item 2. Plan of Operations


PART II. Other Information

     Item 2. Sale of Unregistered Securities

     Item 6. Exhibits and Reports on Form

     SIGNATURES

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED BALANCE SHEET
                                 August 31, 2000
                                   (UNAUDITED)




                                     Assets
                                                                       2000
                                                                   ------------

Current Assets
    Cash and cash equivalents                                      $  1,001,045
    Receivables net                                                      33,600
    Other current assets                                                 76,400
       Total current assets                                           1,111,045
Property and equipment, net                                              91,462
Excess of Cost over book value of subsidiary                          1,548,987
Other assets                                                             51,185

      Total assets                                                    2,802,679

                      Liabilities and Shareholder's Equity

Current Liabilities
    Accounts payable                                                      4,500
    Other current liabilities                                            21,220
      Total curent liabilities                                           25,720
 Minority Interest                                                    1,779,743
 Shareholder's Equity
    Common Stock, $,0001 par value; authorized                            2,052
         70,000,000 shares; issued and outstanding
         20,528,590 in 2000 and 11,211,220 in 1999
    Paid in Capital                                                  12,496,074
    Cost of Treasury Shares                                          (7,499,900)
    Deficit accumulated during the development stage                 (4,001,010)

      Total Shareholder's Equity                                        997,216

       Total liabilities and shareholder's equity                  $  2,802,679
                                                                   ============




Read the accompanying summary of significant policies and notes to financial statements, both of which are an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF OPERATIONS
 FOR THE THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 2000 AND AUGUST 31, 1999
                        AND THE PERIOD FROM THE INCEPTION
                     (DECEMBER 24, 1997) TO AUGUST 31, 2000
                                   (UNAUDITED)


                                                                                                      Inception
                                     3 months ended                        9 months ended       (Dec. 24, 1997)
                                 AUG. 31, 2000   AUG. 31, 1999   AUG. 31, 2000   AUG. 31, 1999    AUG. 31, 2000
                                 -------------   -------------   -------------   -------------    ------------
Revenue:
                                  $     62,573    $      7,500    $     77,573    $     20,000    $    105,073

Operating expenses:
Patent Rights                           91,933         258,527          91,933         258,527
                                                                                                     1,097,760
Marketing                                 --              --              --         1,514,215       1,514,215
Other Development Costs                   --              --              --              --           218,515
Rent                                    28,887          15,313          67,087          45,938         204,737
Travel                                  50,091            --            90,321            --           212,321
Consulting                              87,554            --            87,554            --            87,554
Selling, general and
administrative expenses                163,520          14,521         231,279          43,242         643,282
                                  ------------    ------------    ------------    ------------    ------------
   Total operating expenses            421,985         288,361         568,174       1,861,922       3,978,384

  Loss before other
  income (expense)                    (359,412)       (280,861)       (490,601)     (1,841,922)     (3,873,311)

Other income (expense):
Interest expense                          --           (15,429)        (27,770)        (44,263)       (149,639)
                                  ------------    ------------    ------------    ------------    ------------
   Total other income (expense)           --           (15,429)        (27,770)        (44,263)       (149,639)

Net (Loss) before minority
Interest                              (359,412)       (296,290)       (518,371)     (1,886,185)     (4,022,950)

Minority interest in net (loss)
Of subsidiary                          (21,939)           --           (21,939)           --           (21,939)
                                  ------------    ------------    ============    ============    ============
Net loss                              (337,473)       (296,290)       (496,432)     (1,886,185)     (4,001,010)

Basic weighted average common
shares outstanding                  20,455,778      10,508,244      14,838,538      10,363,493      12,179,153
                                  ------------    ------------    ============    ============    ============

Basic Loss per common share       $    (0.0165)   $    (0.0282)   $    (0.0335)   $    (0.1820)   $    (0.3285)
                                  ------------    ------------    ============    ============    ============



Read the accompanying summary of significant policies and notes to financial statements, both of which are an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF CASH FLOWS
           FOR THE 9 MONTHS ENDED AUGUST 31, 2000 AND AUGUST 31, 1999
                        AND THE PERIOD FROM THE INCEPTION
                     (DECEMBER 24, 1997) TO AUGUST 31, 2000
                                   (UNAUDITED)


                                                                                                              Inception
                                                                                9 Months Ended             (Dec. 24, 1997)
                                                                      AUG 31, 2000       AUG 31, 1999       AUG 31, 2000
                                                                      ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                    $    (496,432)     $  (1,886,185)        (4,001,010)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
               Depreciation and amortization                                13,011             11,083             42,775
               Issuance of stock for marketing services                       --            1,514,215          1,514,215
             Issuance of note for other development costs                     --                 --              192,831
               Operating expenses settled with issuance of note             93,602               --               93,602
             Interest expense settled with issuance of note                 27,770               --               27,770
Changes in Operating assets and liabilities:,
              Receivables and other assets                                (161,185)              --             (161,185)
              Accounts payable and notes payable                          (150,930)            85,313            (25,720)
                                                                     -------------      -------------      -------------
Net cash provided by/(used in) operating activities                       (674,164)          (275,574)        (2,265,282)


CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of property and equipment                             (43,236)              --             (119,236)
Change in cost over book value of subsidiary                                95,442               --               95,442
Change in minority interest                                                (24,494)              --              (24,494)
                                                                     -------------      -------------      -------------
Net cash provided by/(used in) investing activities                        (27,712)              --              (48,288)




CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
    Notes payable, principally related parties (net of discount)              --              258,527          1,223,853
    Issuance of stock                                                      478,564               --              925,764
Contribution to paid in capital                                          1,165,000               --            1,165,000
                                                                     -------------      -------------      -------------

Net cash provided by/(used in) financing activities                      1,643,564            288,527          3,314,617
                                                                     -------------      -------------      -------------


Net increase (decrease) in cash and cash equivalents                       997,112            (17,047)         1,001,045
Cash and cash equivalents, beginning of period                               3,933             21,000               --
                                                                     -------------      -------------      -------------

Cash and cash equivalents, end of period                                 1,001,045              3,953          1,001,045
                                                                     =============      =============      =============

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

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Millenia Hope Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. The financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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


NOTE 2 - REVENUE RECOGNITION

     The company currently recognizes revenue in the form of licensing fees, which are recorded over the life of the licensing agreement using the straight-line method.

     The  company  also  recognizes  revenue  from  its  subsidiary,   providing
technology related services, such as data storage and consulting. Revenue is recognized when the service is performed.

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

NOTE 4 - GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $337,473 and $496,432 for the three and nine months ended August 31, 2000 as well as reporting net losses of $4,001,010 from inception (December 24, 1997) to August 31, 2000. As reported on the statement of cash flows, the Company had negative cash flows from operating activities of $674,164 for nine months ended August 31, 2000 and has reported deficient cash flows from operating activities of $2,265,282 from inception (December 24, 1997). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock ($925,764), paid in capital ($1,165,000) and notes payable, principally related parties (net of discount) ($1,223,853). Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long term relationships with other major organizations to develop and distribute the product Malarex. Management anticipates generating revenue through the sales of Malarax during the next fiscal year. The major shareholder's of the organization have committed to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead.


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

On March 20, 1999 the company issued 1,075,000 common shares to Richgold Corporation SA at the fair market value of $1.36275 per share for marketing services performed. Due to the fact that the results of these services did not live up to the company`s expectations, it was agreed upon by the company and Richgold that Richgold would reimburse $1,165,000 to Millenia. This entire amount has been applied to paid in capital.

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

Currently, Millenia is running a new series of tests, under the auspices of Dr. Mary Stevenson of McGill University. Dr. Stevenson, an expert on the study of malaria and a member of the board of the Malaria Foundation International, expects that, with the successful completion of all the trial phases, the Canadian government will issue MALAREX a DIN (Drug Identification Number). Receiving a Canadian DIN is a sign that we have a product that has gone through a rigorous testing process akin to receiving an ISO 9000 designation.

As the Company has not yet begun to sell the Product, it is difficult for management to evaluate the growth curve of Product sales. However, given the potential market size and the need for viable and effective drugs, the Company believes that it will not have a problem generating sales thereby creating positive cash flow once the Product is approved.

On September 26, 2000 Millenia's PCT (International) Patent Application was accepted and Millenia has now commenced the process of registering its patent protection in the following 52 countries: the United States, Canada, Europe, Japan, the states served by the European Patent Office, the African Regional Industrial Property Organization (ARIPO) and the African Intellectual Property Organization (OAPI) as well as Brazil, India, Mexico, South Africa, Vietnam and Madagascar. As well, Millenia has made trademark applications for MALAREX in these 52 countries.

In the future, as other products are developed and come on line or are purchased, Millenia will take all necessary steps to see that its product have the full measure of legal protection. Furthermore; should there be any questions of infringement on its proprietary rights, Millenia will be aggressive in asserting its legal position.

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

Liquidity and cash flow needs of the company

From December 1st, 1999 to August 31st, 2000 the company and its subsidiary incurred operating expenses of $568,174 and interest expenses in the amount of $27,770 while recording net cash revenues of $77,573. From September 1st, 2000 to November 30th, 2000, the fiscal year end, the company anticipates that its net cash flow needs, including that of its subsidiary, will be $185,000 primarily to cover day to day operating expenses. These funds will be covered by revenue received and any shortfalls will be met by the officers and certain shareholders as previously outlined.

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

On March 20, 1999 the company issued 1,075,000 common shares to Richgold Corporation SA at the fair market value of $1.36275 per share for marketing services performed. Due to the fact that the results of these services did not live up to the company`s expectations, it was agreed upon by the company and Richgold that Richgold would reimburse $1,165,000 to Millenia. This entire amount has been applied to paid in capital.


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

As of August 31, 2000 Millenia had entered into the final stages of negotiation to acquire an interest in Cibecol Industrial Farmaceutica. Millenia has a $500,000 US deposit pending the final outcome of these negotiations. Cibecol operates a 20,000 square foot manufacturing facility and also owns 80 hectars of arable land, located, in Porto Allegre, Brazil. Millenia will use the Brazilian facility for the production of Malarex.

Cibecol operates one of the largest phyto-pharmaceutical plants in southern Brazil. In addition to producing voacamine, the active agent in Malarex, Cibecol would continue to produce its own group of 61 natural medicines that are currently being Marketed in Brazil.

This acquisition would be a key step forward toward Millenia's goal of becoming A vertically integrated producer and distributor of Malarex.

Furthermore, Millenia is in the process of finalizing a scientifically beneficial and potentially lucrative project, under the leadership of Dr. David Mulder, Millenia's Vice-Chairman, and Dr. Rene Morel, a member of our scientific committee, which we call 02-IV-oxygenation of intravenous solutions.

In 02-IV we will be introducing a new concept in that intravenous solution recipients will now be able to derive a positive boost from the extra dose of oxygen delivered directly to their blood stream.

As per the January 1999 article in the Canadian Journal of Health & Nutrition titled, "Oxygen Boosts Performance", the benefits of additional oxygen for the body are numerous. Cardiovascular endurance, especially if the patient has heart or pulmonary problems, heads this list. Added supplies of oxygen raises the human body's energy levels, gives greater muscular endurance, improves concentration, calms the nervous system and helps in the removal of toxins. These benefits are of extreme importance to ambulatory patients, as their body is not getting the exercise that is so necessary to proper oxygen consumption.

The North American intravenous solution market, per estimates of Frost & Sullivan, is approximately $1.3 billion and the rest of the international market is about an additional $1.5 billion.

Millenia hopes to conclude the deal to license the technology, that allows for the oxygenation of intravenous solutions currently held by Liquid Asset Corporation of Delaware, by its year end. Millenia has a $500,000 US deposit pending the finalization of the aforementioned.

Part II other information

Item 2: Sales of Unregistered securities


Date of          Title of       Number      Consideration   Exemption from
Sale             Security       Sold        Received        Registration claimed

1/17/2000        Common         563,000     $ 50,670        Regulation  S
                 Shares

2/28/2000        Warrants       4,644,156   cancellation of
                 exercisable                of notes payable
                 at $1.00 per               and long term
                 share until                debt            Regulation  S
                 11/30/2002                 $ 1,393,247




29/5/2000        common shares  5,000,000   35,700,000      Section 4(2)
                                            shares of
                                            Sword Comp-
                                            Soft Corp.

31/5/2000        common shares  4.401.019   396.092         Regulation S

10/7/2000        common shares  353,351     31.802          Regulation S


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27. Financial Data Schedule (8/31/00)

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Millenia Hope Inc.
                                                    (Registrant)


Dated: October 23, 2000                     By:  /s/ Leonard Stella
                                                 President and Treasurer