Form 10QSB/A
period 2000-02-29
MILLENIA HOPE INC
filed 2000-11-17
CIK 1060827

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 29, 2000 Issuer had outstanding 10,774,220 shares of Common Stock.

                                      INDEX

PART I:   FINANCIAL INFORMATION


     Item 1.   Financial Statements

               Balance Sheet (Unaudited) at February 29, 2000.

               Statement of operations (Unaudited) for the three months ended February 29, 2000 and February 28, 1999 and from inception (December 24, 1997) to February 29, 2000.

               Statements of cash flows (Unaudited) for the three months ended February 29, 2000 and February 28, 1999 and from inception (December 24, 1997) to February 29, 2000.

               Notes to the Financial Statements (Unaudited)

     Item 2.   Plan of Operations


PART II.  Other Information

     Item 2.   Sale of Unregistered Securities

     Item 6.   Exhibits and Reports on Form

     SIGNATURES

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                                FEBRUARY 29, 2000
                                   (UNAUDITED)

                                     Assets


                                                                      2000
                                                                 --------------

Current Assets

   Cash and cash equivalents                                     $        5.663
      Total current assets                                                5.663
Property and equipment, net                                              42,722
                                                                 --------------
Other assets

      Total assets                                                       48,385
                                                                 ==============


                      Liabilities and Shareholder's Equity

Current Liabilities
   Accounts payable                                                     196.153
   Other current liabilities                                             20.350
      Total current liabilities                                         216.503
   Shareholder's Equity
   Common Stock, $.0001 par value; authorized                             1.077
      70,000,000 shares; issued and outstanding
      10,774,220 in 2000 and 10,100,000 in 1999
   Paid in Capital                                                    3,404,255
   Deficit accumulated during the development stage                   3,573,450
      Total Shareholder's Equity                                       (168,118)
                                                                 --------------

      Total liabilities and shareholder's equity                 $       48,385
                                                                 ==============


Read the accompanying notes to financial statements, which is an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF OPERATIONS
         FOR THE 3 MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                    (UNAUDITED) AND THE PERIOD FROM INCEPTION
                   (DECEMBER 24, 1997) TO FEBRUARY 28, 2000.


                                                                                                          INCEPTION
                                                                      3 months ended                    (Dec. 24, 1997)
                                                           Feb. 29, 2000          Feb 28, 1999           Feb.29, 2000
                                                         ----------------       ----------------       ----------------
Revenue:
       Licensing fees                                    $          7.500       $          5.000       $         35.000

Operating expenses:
       Marketing                                                       --                     --              1.514.215
       Patent Rights                                                   --                     --              1.005.827
       Other Development Costs                                         --                     --                218.515
       Travel                                                          --                     --                122.000
       Rent                                                        19.100                 19.100                156.750
       Selling, general and administrative expenses                29.502                  9.860                441.505

          Total operating expenses                                 48.602                 33.960              3.458.812

          Loss before other income (expense)                      (41.102)               (28.960)            (3,423,812)

Other income (expense):
       Interest expense                                           (27.770)               (16.458)              (149.639)

          Total other income (expense)                            (27.770)               (16.458)              (149.639)

Net Loss                                                          (68.872)               (45.418)            (3,573,451)
                                                         ================       ================       ================

Basic weighted average common shares outstanding                10,992,72             10,100,000             10.734.308
                                                         ================       ================       ================

Basic Loss per common share                              $        (0.0063)      $        (0.0045)      $        (0.3329)
                                                         ================       ================       ================


Read the accompanying notes to financial statements, which is an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF CASH FLOWS
         FOR THE 3 MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                        AND THE PERIOD FROM THE INCEPTION
                    (DECEMBER 24, 1997) TO FEBRUARY 29, 2000
                                   (UNAUDITED)


                                                                                                         INCEPTION
                                                                            3 Months Ended            (Dec. 24, 1997)
                                                                   Feb. 29, 2000     Feb. 29, 1999     Feb. 29, 2000
                                                                    -----------       -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                   $   (68.872)      $   (45.418)      (3,573,451)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
              Depreciation and amortization                               3.514             3.641           33,278
              Issuance of stock for marketing services                       --                --       1 ,514,215
              Issuance of note for other development costs                   --                --          192,831
              Operating expenses settled with issuance of note          (51,205)               --          (51,205)
              Interest expense settled with issuance of note             27,770                --           27,770
Changes in Operating assets and liabilities:
              Accounts Payable and Accrued Liabilities                   39.853           (60.026)         216,503
                                                                    -----------       -----------       ----------

Net cash provided by/(used in) operating activities                     (48,940)         (101.803)      (1,640,059)


CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment                                  --                --          (76,000)
                                                                    -----------       -----------       ----------
Net cash provided by/(used in) investing activities                          --                --          (76,000)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable, principally related parties (net of discount)               --            89.878        1,223,853
    Issuance of stock                                                    50,670                --          497,870
                                                                    -----------       -----------       ----------

Net cash provided by/(used in) financing activities                      50,670            89.878        1,721,723
                                                                    -----------       -----------       ----------


Net increase (decrease) in cash and cash equivalents                      1.730           (11.925)           5,663
Cash and cash equivalents, beginning of period                            3.933            21.000               --
                                                                    -----------       -----------       ----------

Cash and cash equivalents, end of period                            $     5.663       $     9.075            5,663
                                                                    ===========       ===========       ==========


On February 28, 2000, the company, by issuing 4,644,156 warrants, settled notes payable to related parties in the amount of $1,393,247. Read the accompanying notes to financial statement, which is an integral part of this financial statement.

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

NOTE 4 - GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $68,872 for the three months ended February 29, 2000 as well as reporting net losses of $3,573,451 from inception (December 24, 1997) to February 29, 2000. As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $ 48,940 for three months ended February 29, 2000 and has reported deficient cash flows from operating activities of $1,640,059 from inception (December 24, 1997). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock ($497,870) and notes payable, principally related parties (net of discount) ($1,223,853). Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long-term relationships with other major organizations to develop and distribute the product Malarax. Management anticipates generating revenue through the sales of Malarax during the next fiscal year. The major shareholder's of the organization have committed to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead.

NOTE 5 - STOCKHOLDER'S EQUITY

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

On February 22, 2000 Dr. David Mulder joined the Board of Directors of Millenia Hope as its Vice-Chairman of the Board. Dr Mulder, a physician with expertise in several disciplines, was the former chairman of Montreal's McGill University department of surgery and the surgeon-in-chief at the Montreal General Hospital for 21 years. Dr Mulder has held leading positions in several important medical associations, including presidency of the Canadian Association of Thoracic Surgeons and the Canadian Surgical Association.

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



                                        Millenia Hope Inc.
                                        (Registrant)



Dated: April 14, 2000                   By:  /s/ Leonard Stella
                                             -----------------------
                                             President and Treasurer