Form 10QSB/A
period 2000-02-29
MILLENIA HOPE INC
filed 2000-11-28
CIK 1060827

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

     Item 2.   Plan of Operations


PART II.  Other Information

     Item 2.   Sale of Unregistered Securities

     Item 6.   Exhibits and Reports on Form

     SIGNATURES

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                                AT FEBRUARY 29, 2000
                                   (UNAUDITED)



                                     Assets
                                     ------

Current Assets
     Cash and cash equivalents                                           $ 5,663
                                                                         -------

       Total current assets                                                5,663
Property and equipment, net                                               42,722
                                                                         -------

       Total assets                                                       48,385
                                                                         =======




                      Liabilities and Shareholder's Equity
                      ------------------------------------

Current Liabilities
     Accounts payable and accrued liabilities                           196,153
       Other current liabilities                                         20,350
                                                                    -----------

       Total current liabilities                                        216,503

 Shareholder's Equity
     Common Stock, $.0001 par value; authorized                           1,077
          70,000,000 shares; issued and outstanding 10,774,220
     Warrants                                                         1,393,247
     Paid in Capital                                                  2,010,908
     Cost of Treasury Shares                                                100
     Deficit accumulated during the development stage                (3,573,450)
                                                                    -----------

       Total Shareholder's Equity                                      (168,118)

        Total liabilities and shareholder's equity                  $    48,385
                                                                    ===========

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



                                                                                                                  Inception
                                                                                       Three Months          (December 24, 1997)
                                                                                      Ended February 29,           through
                                                                      ------------------------------------
                                                                           2000              1999             February 29, 2000
                                                                      ---------------   ---------------   -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                          $ (68,872)        $ (40,418)               $ (3,573,450)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
             Depreciation and amortization                                     3,514             3,641                      33,278
             Issuance of stock for marketing services                              -                 -                   1,514,215
             Issuance of note for other development costs                          -                 -                     192,831
             (subsequently converted to warrants)
             Interest expense settled with issuance of note                   27,770                 -                      27,770
             (subsequently converted to warrants)
Changes in Operating assets and liabilities:
             Accounts Payable and Accrued Liabilities                         39,853           (65,026)                    216,503
                                                                      ---------------   ---------------   -------------------------

Net cash provided by/(used in) operating activities                            2,265          (101,803)                 (1,588,853)


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Property and equipment                                                 -                 -                     (76,000)
                                                                      ---------------   ---------------   -------------------------

Net cash provided by/(used in) investing activities                                -                 -                     (76,000)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable, principally related parties (net of discount)               (51,205)           89,878                   1,172,648
  Issuance of stock                                                           50,670                 -                     497,870
                                                                      ---------------   ---------------   -------------------------

Net cash provided by/(used in) financing activities                             (535)           89,878                   1,670,517
                                                                      ---------------   ---------------   -------------------------


Net increase (decrease) in cash and cash equivalents                           1,730           (11,925)                      5,663
Cash and cash equivalents, beginning of period                                 3,933            21,000                           -
                                                                      ---------------   ---------------   -------------------------

Cash and cash equivalents, end of period                                     $ 5,663           $ 9,075                     $ 5,663
                                                                      ===============   ===============   =========================


Supplemental Schedule of noncash investing and financing activities:

On February 28, 2000, the company issued 4,644,156 warrants to settle the following related party notes:

    Notes payable (principally related parties) (net of discount)      1,172,648
    Long -term debt, less current portion (net of discount)              104,031
    Current portion of long term debt ( net of discount)                  88,800
    Current year interest expense                                         27,770
                                                                     -----------
                                                                       1,393,249

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                FEBRUARY 29, 2000




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


NOTE 2 - REVENUE RECOGNITION

    The    company    currently    recognizes    revenue    in   the   form   of
licensing/distributor fees which are recorded over the life of the licensing agreement using the straight line method. Currently the company has one agreement with a term of 5 years commencing on January , 1999.

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

NOTE 4 - GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $68,872 for the three months ended February 29, 2000 as well as reporting net losses of $3,573,450 from inception (December 24, 1997) to February 29, 2000. As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $1,588,853 from inception (December 24, 1997). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock ($497,870) and short term debt ($1,172,648) which is related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long term relationships with other major organizations to develop and distribute the product Malarax. Management anticipates generating revenue through the sales of Malarax during the next fiscal year. The major shareholder's of the organization have committed to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead.


NOTE 5 - STOCKHOLDER'S EQUITY

      In February 1998, the company issued in accordance with it private placement offering exempt from registration requirements under section 4(2) of the Securities Act of 1933, as amended, and Rule 504 of Regulation D sold 6,100,000 units (each unit consisting of one (1 share of common stock and (1) warrant) at a price of $0.07 per unit. Each warrant entitles the registered holder thereof to purchase at any time from the date of the offering until the close of business February 11, 2001, one share of common stock at a price of $0.09. On January 17, 2000, the company issued 563,000 shares of common stock at a price of $0.09 per share to individuals who exercised their warrants.

On February 28, 2000, the company issued 4,644,156 warrants to settle the following related party notes:
Current portion of long term debt (net of discount)            $   88,800
Notes payable (principally related parties)(net of discount)    1,172,648
Long-term debt, less current portion (net of discount)            104,031
Current year interest expense                                      27,770
                                                               ----------
                                                               $1,393,249
                                                               ==========

     On January 20, 2000, one of the founders of the corporation who was invited to participate at the inception of the corporation based upon on his ability in the area of investor relations agreed to return his 1,000,000 shares to the company for cancellation due to changed personal circumstances in which he was unable to devote significant time and effort to the company. These shares have been classified as treasury shares.

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