Form 10-Q/A
period 2000-05-31
MILLENIA HOPE INC
filed 2000-11-28
CIK 1060827

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

                                      INDEX

PART I: FINANCIAL INFORMATION


Item 1. Financial Statements

     Consolidated Balance Sheets (Unaudited) at May 31, 2000 Statement of income (Unaudited) for the three and six months ended May 31, 2000 and May 31, 1999, and from inception (December 24, 1997) to May 31, 2000, Statements of cash flows (Unaudited) for the six months ended May 31, 2000 and May 31, 1999, and from inception (December 24, 1997) to May 31, 2000. Summary of Significant Accounting policies Notes to the Financial Statements (Unaudited)

                              MILLENIA HOPE, INC.
                           CONSOLIDATED BALANCE SHEET
                                AT MAY 31, 2000

                                     Assets

Current Assets
     Cash and cash equivalents                                      $   399,996
     Note Receivable - 3rd Party                                         33,600
     Note Receivable - Related Party                                     34,233
                                                                    -----------

       Total current assets                                             467,829
Property and equipment, net                                              62,455
                                                                    -----------

       Total assets                                                     530,284
                                                                    ===========

                      Liabilities and Shareholder's Equity

Current Liabilities
     Accounts payable and accrued liabilities                           207,815
       Other current liabilities                                         15,219
                                                                    -----------

       Total current liabilities                                        223,034

Minority Interest                                                        39,885

 Shareholder's Equity
     Common Stock, $.0001 par value; authorized                           2,017
          70,000,000 shares; issued and outstanding 20,175,239
     Warrants                                                         1,393,247
     Paid in Capital                                                  2,535,538
     Cost of Treasury Shares                                                100
     Deficit accumulated during the development stage                (3,663,537)
                                                                    -----------

       Total Shareholder's Equity                                       267,365

        Total liabilities and shareholder's equity                  $   530,284
                                                                    ===========

                   Read the accompanying significant notes to financial statements, which are an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        CONSOLIDATED STATEMENT OF INCOME
         FOR THE THREE MONTHS AND SIX MONTHS ENDED MAY 31, 2000 AND 1999
            FROM INCEPTION (DECEMBER 24, 1997) THROUGH MAY 31, 2000

                                                               Three Months                      Six Months              Inception
                                                               Ended May 31,                    Ended May 31,          (December 24,
                                                       ----------------------------    ----------------------------    1997) through
                                                               2000            1999            2000            1999    May 31, 2000
                                                       ------------    ------------    ------------    ------------    ------------
Revenue:
       Licensing fees                                  $      7,500    $      7,500    $     15,000    $     12,500    $     42,500

Operating expenses:
       Marketing                                                          1,514,215            --         1,514,215       1,514,215
       Patent Rights                                                           --              --              --         1,005,827
       Other Development Costs                                                 --              --              --           218,515
       Rent                                                  19,100          15,313          38,200          30,625         175,850
       Travel                                                40,230            --            40,230            --           162,230
       Selling, general and administrative expenses          38,257          14,361          67,759          28,721         479,762
                                                       ------------    ------------    ------------    ------------    ------------
          Total operating expenses                           97,587       1,543,888         146,189       1,573,561       3,556,399

          Loss before other income (expense)                (90,087)     (1,536,388)       (131,189)     (1,561,061)     (3,513,899)

Other income (expense):
       Interest expense                                        --           (14,905)        (27,770)        (28,834)       (149,639)
                                                       ------------    ------------    ------------    ------------    ------------
          Total other income (expense)                         --           (14,905)        (27,770)        (28,834)       (149,639)


                                                                       ------------    ------------    ------------    ------------
                                                       ------------    ------------    ------------    ------------    ------------
Net Loss                                                    (90,087)     (1,551,293)       (158,959)     (1,589,895)     (3,663,537)
                                                       ============    ============    ============    ============    ============

Basic weighted average common shares outstanding         13,056,087      10,169,227      12,029,919      10,166,673      10,799,716
                                                       ============    ============    ============    ============    ============

Basic Loss per common share                            $    (0.0069)   $    (0.1525)   $    (0.0132)   $    (0.1564)   $    (0.3392)
                                                       ============    ============    ============    ============    ============


        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED MAY 31, 2000 AND 1999
           FROM INCEPTION (DECEMBER 24, 1997) THROUGH TO MAY 31, 2000

                                                                                                                         Inception
                                                                                                                       (December 24,
                                                                                  ------------------------------       1997) through
                                                                                      2000               1999           May 31, 2000
                                                                                  -----------        -----------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                 $  (158,959)       $(1,589,895)       $(3,663,537)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
              Depreciation and amortization                                             7,002              7,282             36,766
              Issuance of stock for marketing services                                   --            1,514,215          1,514,215
              Issuance of note for other development costs                               --                 --              192,831
              (subsequently converted to warrants)
              Interest expense settled with issuance of note                           27,770               --               27,770
              (subsequently converted to warrants)
Changes in Operating assets and liabilities:
              Accounts Payable and Accrued Liabilities                                 41,884             61,900            218,534
                                                                                  -----------        -----------        -----------

Net cash provided by/(used in) operating activities                                   (82,303)            (6,498)        (1,673,421)


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Property and equipment                                                       --                 --              (76,000)
Issuance of stock for subsidiaries cash balance                                        40,628               --               40,628
                                                                                  -----------        -----------        -----------

Net cash provided by/(used in) investing activities                                    40,628               --              (35,372)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable, principally related parties (net of discount)                        (51,205)              --            1,172,648
  Note payable - subsidiary                                                            42,181                                42,181
  Issuance of stock                                                                   446,762               --              893,962
                                                                                  -----------        -----------        -----------

Net cash provided by/(used in) financing activities                                   437,738               --            2,108,790
                                                                                  -----------        -----------        -----------


Net increase (decrease) in cash and cash equivalents                                  396,063             (6,498)           399,996
Cash and cash equivalents, beginning of period                                          3,933             21,000               --
                                                                                  -----------        -----------        -----------

Cash and cash equivalents, end of period                                          $   399,996        $    14,602        $   399,996
                                                                                  ===========        ===========        ===========


Supplemental Schedule of noncash investing and financing activities:

On February 28, 2000, the company issued 4,644,156 warrants to settle the following related party notes:

    Notes payable (principally related parties) (net of discount)                   1,172,648
    Long -term debt, less current portion (net of discount)                           104,031
    Current portion of long term debt ( net of discount)                               88,800
    Current year interest expense                                                      27,770
                                                                                  -----------
                                                                                    1,393,249

On May 29, 2000, the company issued 5,000,000 shares of common stock in exchange for 35,700,000  shares of Sword Comp-Soft,  Corp., a Delaware  corporation which
provides  on-line   interactive  health  services  through  the  internet.   The
transaction was recorded using the "purchase method" as the registrant  acquired
76.45% of Sword Comp-Soft, Inc.'s outstanding shares at May 29, 2000.
  The following assets were acquired through this transaction:
              Note Receivable - 3rd Party                                              33,600
              Note Receivable - Related Party                                          35,322
              Property and Equipment, net                                              23,221
  The following liabilities were assumed through this transaction:
              Accounts payable and accrued liabilities                                  4,500


On April 30, 2000, the company's subsidiary issued 600,000 shares for Equipment valued at $15,000.


        Read the accompanying summary of significant accounting notes to financial statement, which are an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  MAY 31, 2000

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


NOTE 2 - REVENUE RECOGNITION

     The company currently recognizes revenue in the form of licensing fees which are recorded over the life of the licensing agreement using the straight line method. Currently the company has one agreement with a term of 5 years commencing on January, 1999.

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

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  MAY 31, 2000

NOTE 4 - GOING CONCERN

     The  accompanying  financial  statements  have been  prepared  assuming the
Company will continue as a going concern. The company reported a net loss of $90,087 and $158,959 for the three and six months ended May 31, 2000 as well as reporting net losses of $3,663,537 from inception (December 24, 1997) to May 31, 2000. As reported on the statement of cash flows, the Company had positive cash flows from operating activities of $82,303 for six months ended May 31, 2000 but has reported deficient cash flows from operating activities of $1,673,421 from inception (December 24, 1997). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock ($893,962) and short term debt ($1,172,648) which is related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long term relationships with other major organizations to develop and distribute the product Malarax. Management anticipates generating revenue through the sales of Malarax during the next fiscal year. The major shareholder's of the organization have committed to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead.


NOTE 5 -  ACQUISITION OF SWORD COMP-SOFT

     On May 29, 2000, the company issued 5,000,000 shares of common stock in exchange for 35,700,000 shares of Sword Comp-Soft, Corp., a Delaware corporation which provides on-line interactive health services through the internet. The transaction was recorded using the "purchase method" as the registrant acquired 76.45% of Sword Comp-Soft, Corp.'s outstanding shares at May 29, 2000.


NOTE 6 - STOCKHOLDER'S EQUITY

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

     On May 29, 2000, the company issued 5,000,000 shares of common stock in exchange for 35,700,000 shares of Sword Comp-Soft, Corp.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  MAY 31, 2000


NOTE 6 - STOCKHOLDER'S EQUITY (continued):

     In February 1998, the company issued in accordance with it private placement offering exempt from registration requirements under section 4(2) of the Securities Act of 1933, as amended, and Rule 504 of Regulation D sold 6,100,000 units (each unit consisting of one (1 share of common stock and (1) warrant) at a price of $0.07 per unit. Each warrant entitles the registered holder thereof to purchase at any time from the date of the offering until the close of business February 11, 2001, one share of common stock at a price of $0.09. On May 31, 2000, the company issued 4,401,019 shares of common stock at a price of $0.09 per share to individuals who exercised their warrants.

     On February 28, 2000, the company issued 4,644,156 warrants to settle the following related party notes:

Current portion of long term debt (net of discount)                   $   88,800
Notes payable (principally related parties) (net of discount)          1,172,648
Long -term debt, less current portion (net of discount)                  104,031
Current year interest expense                                             27,770
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

The acquisition of Sword, a corporation conducting its business via the Internet where 45% of all inquiries are health related, is mutually beneficial for both parties. Millenia's scientific advisory committee, comprised of M.D.s and P.H.D.s with a wide range of expertise, will lend valuable assistance to Sword.as it brings to the market its medical ASP's. Further, their breadth of knowledge and varied specializations should help to generate ideas and data to aid in the production of other medical AS's.

     As Sword states in its Registration Statement filed in October 2000, although our products have worldwide application, the marketing plan for the first year of operations is to concentrate on the North American market and to focus, particularly during the balance of this year, on significant opportunities that have been identified for or by twenty of the top companies. Sword's target market is the major pharmaceutical companies. By Sword's fostering relationships with the above enumerated corporation, it will help create an easier entree for its parent corporation, Millenia to form alliances and joint projects with those of aforementioned companies.

     Sword has already started to generate revenue and expects, based on its estimates, that by the end of its initial 12 months it will have generated sufficient revenues to break even. By the need of its second 12 month period, Sword, again per its best estimates, expect to have generated a net profit.

     Sword has recently filed a registration statement with the Security Exchange Commission and will become a reporting company when it is effective. It is presently in the process of applying to the NASD to be able to trade their shares on the Over The Counter Market.

     Sword was incorporated in November 1998 and commenced its activities in February 2000. Millenia had no affiliation with Sword prior to its successful negotiation with that company to purchase a controlling interest in it. Mr. Leonard Stella chief operating officer of Millenia Hope will fill the same post at Sword as well as sitting on its Board of Directors. This will allow Millenia to both monitor and guide Sword in its financial transactions and decisions.

     As set out in its Registration Statement, Sword has adequate funding to finish its first ASP and bring it to the market. Also, as previously mentioned, Sword is already generating revenues and experts to produce a break even statement of operations for its initial 12 month period. Based on the above, Millenia does not currently forsee a need to provide Sword with any funding. As such, Millenia feels that the acquisition of Sword will turn out to be a profitable one and in the best interest of its shareholders.

     Sword is now working on the completion of its first ASP which it hopes to bring to market by the first quarter of 2001. It is also engaged in offering technology related services such as consulting, data storage and web hosting. As previously mentioned, the latter services are already generating revenues.


On February 22, 2000 Dr. David Mulder joined the Board of Directors of Millenia Hope as its Vice-Chairman of the Board. Dr Mulder, a physician with expertise in several disciplines, was the former chairman of Montreal's McGill University department of surgery and the surgeon-in-chief at the Montreal General Hospital for 21 years. Dr Mulder has held leading positions in several important medical associations including presidency of the Canadian Association of Thoracic Surgeons and the Canadian Surgical Association.

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

Dr. George Tsoukas has a bachelor of science in Biochemistry from McGill University and received his Medical degree from McGill in 1968. In 1975 he was granted a specialization in Internal Medicine and Endocrinology from the same institution. For over 10 years, he has been an Associate Physician at the McGill University Medical Center and is currently conducting clinical research on bone diseases. Dr. Tsoukas was also the chief examiner for the Quebec College of Endocrinologists from 1980 - 1986. Dr. Tsoukas is an educator who, over the past decade, has produced medical CD-ROMs and hosted a TV program explaining medical conditions. He has also lectured to other doctors on behalf of major pharmaceutical companies.

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