Form 10QSB/A
period 2000-08-31
MILLENIA HOPE INC
filed 2000-11-28
CIK 1060827

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
                                   (UNAUDITED)



                                     Assets

Current Assets
     Cash and cash equivalents                                      $ 1,001,196
     Note Receivable - 3rd Party                                         33,600
     Other current assets                                                76,400
                                                                    -----------

       Total current assets                                           1,111,196
Property and equipment, net                                              91,462
Other Assets                                                             51,185
                                                                    -----------

       Total assets                                                   1,253,843
                                                                    ===========

           Liabilities and Shareholder's Equity

Current Liabilities
     Accounts payable and accrued liabilities                            25,871
                                                                    -----------

       Total current liabilities                                         25,871

Minority Interest                                                        37,571

 Shareholder's Equity
     Common Stock, $.0001 par value; authorized                           2,052
          70,000,000 shares; issued and outstanding 20,528,590
     Warrants                                                         1,393,247
     Paid in Capital                                                  3,796,013
     Cost of Treasury Shares                                                100
     Deficit accumulated during the development stage                (4,001,010)
                                                                    -----------

       Total Shareholder's Equity                                     1,190,401

        Total liabilities and shareholder's equity                  $ 1,253,843
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

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF CASH FLOWS
          FOR THE NINE MONTHS ENDED AUGUST 31, 2000 AND AUGUST 31, 1999
                        AND THE PERIOD FROM THE INCEPTION
                     (DECEMBER 24, 1997) TO AUGUST 31, 2000
                                   (UNAUDITED)


                                                                                                                     Inception
                                                                                            Nine Months          (December 24, 1997)
                                                                                           Ended August 31,             through
                                                                                  ---------------------------
                                                                                         2000            1999     August 31, 2000
                                                                                  -----------     -----------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                                 $  (496,432)    $(1,886,185)        $(4,001,010)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
              Depreciation and amortization                                            13,011          11,083              42,775
              Issuance of stock for marketing services                                   --         1,514,215           1,514,215
              Issuance of note for other development costs                               --              --               192,831
              (subsequently converted to warrants)
              Interest expense settled with issuance of note                           27,770            --                27,770
              (subsequently converted to warrants)
Changes in Operating assets and liabilities:
              Receivables and Other Assets                                           (127,585)           --              (127,585)
              Accounts Payable and Accrued Liabilities                               (155,279)         85,313              21,371
                                                                                  -----------     -----------         -----------

Net cash provided by/(used in) operating activities                                  (738,514)       (275,574)         (2,329,632)


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Property and equipment                                                    (35,016)           --              (111,016)
Issuance of stock for subsidiaries cash balance                                        40,628            --                40,628
Repayment of subsidiary related party note receivable                                  34,233            --                34,233
Collection of subsidiary share subscription recievable                                 83,331            --                83,331
Minority interest portion of net income/(loss) of subsidiary                          (21,939)           --               (21,939)
                                                                                  -----------     -----------         -----------

Net cash provided by/(used in) investing activities                                   101,237            --                25,237


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable, principally related parties (net of discount)                        (51,205)        258,527           1,172,648
  Note payable - subsidiary                                                            42,181            --                42,181
  Issuance of stock                                                                   478,564            --               925,764
  Contribution to Paid in Capital                                                   1,165,000            --             1,165,000
                                                                                  -----------     -----------         -----------

Net cash provided by/(used in) financing activities                                 1,634,540         258,527           3,305,593
                                                                                  -----------     -----------         -----------


Net increase (decrease) in cash and cash equivalents                                  997,263         (17,047)          1,001,196
Cash and cash equivalents, beginning of period                                          3,933          21,000                --
                                                                                  -----------     -----------         -----------

Cash and cash equivalents, end of period                                          $ 1,001,196     $     3,953         $ 1,001,196
                                                                                  ===========     ===========         ===========


Supplemental Schedule of noncash investing and financing activities:

On February 28, 2000, the company issued 4,644,156 warrants to settle the following related party notes:

    Notes payable (principally related parties) (net of discount)                   1,172,648
    Long -term debt, less current portion (net of discount)                           104,031
    Current portion of long term debt ( net of discount)                               88,800
    Current year interest expense                                                      27,770
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
              Note Receivable - 3rd Party                                              33,600
              Note Receivable - Related Party                                          34,233
              Property and Equipment, net                                              23,221
  The following liabilities were assumed through this transaction:
              Accounts payable and accrued liabilities                                  4,500


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

NOTE 4 - GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $337,473 and $496,432 for the three and nine months ended August 31, 2000 as well as reporting net losses of $4,001,010 from inception (December 24, 1997) to August 31, 2000. As reported on the statement of cash flows, the Company had negative cash flows from operating activities of $738,514 for nine months ended August 31, 2000 and has reported deficient cash flows from operating activities of $2,329,632 from inception (December 24, 1997). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock ($925,764) and short term debt ($1,172,648) which is related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long term relationships with other major organizations to develop and distribute the product Malarex. Management anticipates generating revenue through the sales of Malarax during the next fiscal year. The major shareholder's of the organization have committed to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead.


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

     In February 1998, the company issued in accordance with it private placement offering exempt from registration requirements under section 4(2) of the Securities Act of 1933, as amended, and Rule 504 of Regulation D sold 6,100,000 units (each unit consisting of one (1 share of common stock and (1) warrant) at a price of $0.07 per unit. Each warrant entitles the registered holder thereof to purchase at any time from the date of the offering until the close of business February 11, 2001, one share of common stock at a price of $0.09. On July 10, 2000, the company issued 353,351 shares of common stock at a price of $0.09 per share to individuals who exercised their warrants.

     On February 28, 2000, the company issued 4,644,156 warrants to settle the following related party notes:

Current  portion  of long  term debt ( net of discount)                 $ 88,800
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

The acquisition of Sword, a corporation conducting its business via the Internet where 45% of all inquiries are health related, is mutually beneficial for both parties. Millenia's scientific advisory committee, comprised of M.D.s and P.H.D.s with a wide range of expertise, will lend valuable assistance to Sword as it brings to the market its medical ASP's. Further, their breadth of knowledge and varied specializations should help to generate ideas and data to aid in the production of other medical ASP's.

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

As set out in its Registration Statement, Sword has adequate funding to finish its first ASP and bring it to the market. Also, as previously mentioned, Sord is already generating revenues and experts to produce a break even statement of operations for its initial 12 month period. Based on the above, Millenia does not currently forsee a need to provide Sword with any funding. As such, Millenia feels that the acquisition of Sword will turn out to be a profitable one and in the best interest of its shareholders.

Sword is now working on the completion of its first ASP which it hopes to bring to market by the first quarter of 2001. It is also engaged in offering technology related services such as consulting, data storage and web hosting. As previously mentioned, the latter services are already generating revenues. Included, as an exhibit hereto, are the unaudited August 31, 2000 Balance Sheet and Statement Operations of SWORD COMP-SOFT CORP.

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

On February 22, 2000 Dr. David Mulder joined the Board of Directors of Millenia Hope as its Vice-Chairman of the Board. Dr Mulder, a physician with expertise in several disciplines, was the former chairman of Montreal's McGill University department of surgery and the surgeon-in-chief at the Montreal General Hospital for 21 years. Dr Mulder has held leading positions in several important medical associations including presidency of the Canadian Association of Thoracic Surgeons and the Canadian Surgical Association..

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