Form 10-Q
period 2001-02-28
MILLENIA HOPE INC
filed 2001-04-16
CIK 1060827

Document is copied.

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 28, 2001 Issuer had outstanding 20,592,515 shares of Common Stock.

                                      INDEX

PART I:   FINANCIAL INFORMATION


     Item 1.   Financial Statements

               Balance Sheet (Unaudited) at February 28, 2001.

               Statement of operations (Unaudited) for the three months ended February 28, 2001 and February 29, 2000 and from inception (December 24, 1997) to February 28, 2001.

               Statements of cash flows (Unaudited) for the three months ended February 28, 2001 and February 29, 2000 and from inception (December 24, 1997) to February 28, 2001.

               Notes to the Financial Statements (Unaudited)

     Item 2.   Plan of Operations


PART II.  Other Information

     Item 2.   Sale of Unregistered Securities

     Item 6.   Exhibits and Reports on Form

     SIGNATURES

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                              AT FEBRUARY 28, 2001
                                   (UNAUDITED)


                                     Assets
                                     ------

Current Assets
     Cash and cash equivalents                                           $2,750
     Note Receivable - 3rd party                                         66,666
     Note Receivable - Related Party                                     81,510
     Other current assets                                                54,200
                                                                    -----------

       Total current assets                                             205,126
Property and equipment, net                                              87,988
Deposits                                                              1,000,000
Other Asset                                                              32,000
                                                                    -----------
Total assets                                                          1,325,114
                                                                    ===========


                      Liabilities and Shareholder's Equity
                      ------------------------------------

Current Liabilities
     Accounts payable and accrued liabilities                            84,833
     Notes payable (principally related parties) (net of discount)      198,409
     Other current liabilities                                            2,500
                                                                    -----------

       Total current liabilities                                        285,742

Minority Interest                                                        38,272

 Shareholder's Equity
     Common Stock, $.0001 par value; authorized
          70,000,000 shares; issued and outstanding 20,592,515            2,059
     Warrants                                                         1,393,247
     Paid in Capital                                                  3,812,506
     Cost of Treasury Shares                                                100
     Deficit accumulated during the development stage                (4,206,812)
                                                                    -----------

       Total Shareholder's Equity                                     1,001,100
        Total liabilities and shareholder's equity                   $1,325,114
                                                                    ===========


        Read the accompanying significant notes to financial statements, which are an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE 3 MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
                   (UNAUDITED) AND THE PERIOD FROM INCEPTION
                   (DECEMBER 24, 1997) TO FEBRUARY 28, 2001.


                                                                                                             INCEPTION
                                                                           3 months ended                 (Dec. 24, 1997)
                                                                  Feb. 28, 2001        Feb 29, 2000         Feb.28, 2001
                                                                  -------------        ------------         ------------
Revenue:                                                               101,309                7,500              431,304

Operating expenses:
       Marketing                                                          --                   --              1,573,668
       Patent Rights                                                      --                   --              1,005,827
       Other Development Costs                                            --                   --                276,515
       Travel                                                            2,675                 --                237,534
       Rent                                                             23,600               19,100              239,429
       Consulting                                                       90,660                 --                292,486
       Selling, General and administrative expenses                     26,031               29,502              893,880

          Total operating expenses                                     142,366               48,502            4,519,339

          Loss before other income (expense)                           (41,057)             (41,102)          (4,088,035)

Other income (expense):
       Interest expense (net)                                             (974)             (27,770)            (150,866)

          Total other income (expense)                                    (974)             (27,720)            (150,866)

Net (Loss) before Minority Interest                                    (42,031)             (68,872)          (4,238,901)

Minority Interest in net loss of subsidiary                             (3,970)                --                (32,089)

Net Loss                                                               (38,061)             (68,872)          (4,206,812)
                                                                   ===========          ===========          ===========

Basic weighted average common shares outstanding                    14,871,538           10,992,720           12,194,060
                                                                   ===========          ===========          ===========

Basic Loss per common share                                            (0.0026)             (0.0063)             (0.3450)
                                                                   ===========          ===========          ===========

              Read the accompanying notes to financial statements,
             which is an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF CASH FLOWS
         FOR THE 3 MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
                        AND THE PERIOD FROM THE INCEPTION
                    (DECEMBER 24, 1997) TO FEBRUARY 28, 2001
                                   (UNAUDITED)


                                                                                      Three Months                Inception
                                                                                   Ended February 28,         (December 24, 1997)
                                                                                   ------------------               through
                                                                                2001               2000         February 28, 2001
                                                                             ----------         ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                               (38,061)           (68,872)        (4,206,812)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
             Depreciation and amortization                                        8,211              3,514             58,297
             Issuance of stock for marketing services                              --                 --            1,514,215
             Issuance of note for other development costs                          --                 --              192,831
             (subsequently converted to warrants)
             Interest expense settled with issuance of note
             (subsequently converted to warrants)                                  --               27,770             27,770
Changes in Operating assets and liabilities:
             Receivables and other Assets                                        14,458               --           (1,168,776)
             Accounts Payable and Accrued Liabilities                            (8,938)            39,858            281,242
                                                                             ----------         ----------         ----------

Net cash provided by/(used in) operating activities                             (24,330)             2,265         (3,301,233)


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Property and equipment                                                 --                 --             (144,213)
Issuance of stock for subsidiaries cash balance                                    --                 --               40,628
Repayment of subsidiary related party note receivable                              --                 --               34,233
Collection of subsidiary share subscription receivable                             --                 --               83,331
Minority interest portion of net income/(loss) of subsidiary                     (3,970)              --              (32,089)
                                                                             ----------         ----------         ----------

Net cash provided by/(used in) investing activities                              (3,970)              --              (18,110)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable, principally related parties (net of discount)                     --              (51,205)         1,172,648
  Notes payable - subsidiary                                                       --                 --               42,181
  Issuance of stock                                                              16,500             50,670            942,264
  Contribution to Paid in Capital                                                  --                 --            1,165,000
                                                                             ----------         ----------         ----------

Net cash provided by/(used in) financing activities                              16,500               (535)         3,322,093
                                                                             ----------         ----------         ----------


Net increase (decrease) in cash and cash equivalents                            (11,800)             1,730              2,750
Cash and cash equivalents, beginning of period                                   14,550              3,933               --
                                                                             ----------         ----------         ----------

Cash and cash equivalents, end of period                                          2,750              5,663              2,750
                                                                             ==========         ==========         ==========

Supplemental Schedule of noncash investing and financing activities:

On February 28, 2000, the company issued 4,644,156 warrants to settle the following related party notes:

    Notes payable (principally related parties) (net of discount)    1,172,648
    Long-term debt, less current portion (net of discount)             104,031
    Current portion of long term debt (net of discount)                 88,800
    Current year interest expense                                       27,770
                                                                     ---------

                                                                     1,393,249

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                FEBRUARY 28, 2001


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

These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in Millenia Hope Inc.'s on Form 10KSB as filed with the Securities and Exchange Commission.

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

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $38,061 for the three months ended Feb 28, 2001 as well as reporting net losses of $4,206,812 from inception (December 24, 1997) to February 28, 2001. As reported on the statement of cash flows, the Company had negative cash flows from operating activities of $24,330 for the three months ended February 28, 2001 and has reported deficient cash flows from operating activities of $3,301,233 from inception (December 24, 1997). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $942,264 and short term debt $1,172,648 which is related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long term relationships with other major organizations to develop and distribute the product Malarex. Management anticipates generating revenue through the sales of Malarax during the next fiscal year. The major shareholder's of the organization have committed to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead.

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

On January 10, 2001 Millenia sold 66,000 shares at a price of $0.25 per share.

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

Liquidity and cash flow needs of the company

From December 1st, 2000 to February 28, 2001 the company and its subsidiary incurred operating expenses of and interest expenses in the amount of $143,340 while recording net cash revenues of $101,309. From March 1st, 2001 to November 30th, 2001, the fiscal year end, the company anticipates that its net cash flow needs, including that of its subsidiary, will be $630,000 primarily to cover day to day operating expenses. These funds will be covered by revenue received and any shortfalls will be met by the officers and certain shareholders as previously outlined.

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

As set out in its Registration Statement, Sword has adequate funding to finish its first ASP and bring it to the market. Also, Sword is already generating revenues and does not expect to need funding from Millenia for its initial 12 month period.

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

On April 12, 2001, Millenia agreed in principal to acquire 68% of CIBECOL INDUSTRIAL FARMACEUTICA LTDA. The finalization of the acquisition will be negotiated within a 90 day time frame.

Furthermore, Millenia, under the leadership of Dr. David Mulder, Millenia's Vice-Chairman, and Dr. Rene Morel, a member of our scientific committee, will be introducing a new concept which we call 02-IV, oxygenation of intravenous solutions. Intravenous solutionrecipients will now be able to derive a positive boost from the extra dose of oxygen delivered directly to their blood stream.

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

On April 16, 2001, Millenia concluded an agreement in principal to license the aforementioned technology, from Liquid Asset Corp.for $500,000 US in cash and a further sum payable in Millenia Hope common shares to be determined within the following 60 days. Millenia has already paid $500,000 US cash in the form of a deposit held by LIQUID ASSET CORP.

Part II other information

Item 2: Sales of Unregistered securities


Date of          Title of        Number    Consideration    Exemption from
Sale             Security        Sold      Received         Registration claimed

1/10/2001        common shares   66,000    $16,500          Regulation S

(b) Reports on Form 8-K

    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Millenia Hope Inc.
                                                   (Registrant)


Dated April 16, 2000                             By: /s/ Leonard Stella
                                                     Chief Operating officer