Form 10KSB
period 2000-11-30
MILLENIA HOPE INC
filed 2001-04-19
CIK 1060827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     November 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission file number ___________________

                                 MILLENIA HOPE
                 (Name of small business issuer in its charter)

          Delaware                                      98-0213 828
State or Other Jurisdiction of              (I.R.S. Employer Identification No.)
Incorporation or Organization)

4055 St. Catherine West, Suite 142                             H3Z 3J8
(Address of principal Executive Offices)                       Zip Code


Issuer's telephone number: (514) 846-5757

Securities registered pursuant to section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act" Common stock, par value $0.0001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $302,495

As of January 16, 2001, the aggregate market value of the issuer's common stock based on its reported last sale price on the OTC Bulletin Board) held by non-affiliates of the issuer was approximately $5,434,280. At January 16, 2001 20,526,515 shares of issuer's common stock were outstanding.

                               MILLENIA HOPE INC.

                           FORM 10-KSB ANNUAL REPORT
                               TABLE OF CONTENTS

SECTION

PART 1

 Item 1.  Business
 Item 2.  Properties
 Item 3   Legal Proceedings
 Item 4.  Submission of Matters to a Vote of Security Holders

PART II

 Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters
 Item 6.  Management's Discussion and Analysis of Financial Condition
            and Results of Operation
 Item 7.  Financial Statements and Supplementary Data

 Item 8.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure

PART III

 Item 9.  Directors and Executive Officers of the Registrant
 Item 10. Executive Compensation
 Item 11. Security Ownership of Certain Beneficial Owners and Management
 Item 12. Certain Relationships and Related Transactions

PART IV

 Item 13  Exhibits, Financial Statement Schedules and Reports on Form 8-K

PART I.

Item 1. Description of Business.

(a)  Business Development

Millenia Hope Inc., a Delaware corporation, was organized on December 24, 1997. The Company has not been involved with any bankruptcy, receivership or similar proceedings. The Company has not had any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

(b)  Business of Issuer

MILLENIA was formed to further develop and distribute an anti-malarial drug formerly known as "ASPIDOS" now called MALAREX(R) (the "Product"). As disclosed later, the Company has also acquired the rights to another anti-material agent, strychnos mytroides, although we are not currently pursuing the project.

Millenia's goal as a biopharmaceutical corporation is to both purchase and develop patented drugs dealing with infectious diseases specifically, but not exclusively, anti-malarial agents. To date, the Company has had no sales. Further, internally generated funds are not sufficient to fund the operation of the Company for the upcoming fiscal year. However, the officers and certain shareholders have committed to fund the operations of the Company for the next fiscal year. (See note 6 of the financial statements)

MALARIA, THE DISEASE

Malaria is predominant in four regions of the world:

     Africa
     India
     South East Asia
     Central and South America

Malaria is one of the most debilitating diseases in the developing world today. Once thought to be virtually eradicated, malaria has resurfaced to affect over 500 million people annually. And that is only the reported cases. It is suspected that the reported cases may represent less than one third of actual existing cases. It is now known that mosquitoes have not only been able to develop an immunity to the chemical insecticides used to control breeding but, they have also developed resistance to many of the anti-malarial drugs on the market today.

Malaria is a disease that is caused by a parasite. This parasite spends most of its life in the red blood cells of humans. Female mosquitoes are the primary transmittal agent for these parasites. The parasites are ingested by the female mosquito when feeding on an infected person's blood and then spread when biting another person. Once inside the mosquito, the parasites migrate to the salivary glands where they are free to be transmitted with the next bite.

Four species of malaria parasites cause disease in humans:

     Plasmodium vivax
     P. Malariae
     P. Falciparum
     P. Ovale.

The World Health Organization estimates that some 500 million people each year are affected by malaria. The effect that malaria has on the world is truly devastating, particularly on women. Malaria accounts for almost 3 million deaths, a large portion of which are children. Children are dying from malaria at the rate of 20,000 a week. Malaria is a major cause of death in first-time mothers.

P. Falciparum is the most common and causes the majority of deaths, accounting for approximately 90% of African and about 50% of India, South East Asia and Latin America malaria cases. P. Falciparum is the form of malaria that Millenia Hope is working to combat, accounting for approximately 55-60% or 275-300 million of the known cases of malaria and approximately 850,000 - 1,500,000 deaths.

Estimated lost work time for people affected with malaria is over US$ 2 billion annually and if the trend is not reversed will soon be more than US$ 3 billion. A single bout of malaria is estimated to cost a sum equivalent to 10-20 working days in India or Africa.

CURRENTLY AVAILABLE TREATMENTS

In the pursuit of the eradication of malaria, scientists and researchers have developed many different drugs to battle the parasite. As the parasite develops a resistance to one drug, researchers must continue to look for other combinations that will be effective in controlling the disease.

Quinine, a natural product from the bark of the cinchona tree, was one of the first treatments for malaria and appeared in the 17th century. It is still effective but can be toxic. Quinine remained the drug of choice for treatment and prevention until 1942 when it was replaced by chloroquine. With widespread chloroquine resistance, quinine together with artemether have once again become an important treatment for malaria.

Chloroquine (Aralen), was first used in the 1940's and is a weekly treatment. Today it is manufactured by all the major pharmaceutical companies. The first cases of resistance were found in South America and South East Asia in the early 60's and it is now practically ineffective almost everywhere. However it is still the most widely used anti-malarial treatment in Africa as it is the cheapest drug available.

Sulfadoxone / pyrimethamine (Fansidar), was developed in the 1960's. The treatment consists of three doses taken together in one day. Today, this drug is manufactured by a number of pharmaceutical companies; the Fansidar trademark belongs to Hoffman LaRoche. Despite widespread resistance in South East Asia and parts of South America, it is starting to become the first line of treatment in some African countries where chloroquine resistance is even more widespread.

Mefloquine (Lariam), was developed by the U.S. army in the early 1980's and commercialized by Hoffman LaRoche. Resistance has been observed since the early 1980's, particularly in the South East Asian countries.

Halofantrine, was also developed by the U.S. army and marketed by SmithKline Beecham. In the 1990's, cross-resistance with mefloquine and side effects (sometimes severe) have been observed.

Artemisinins, (derived from an ancient Chinese herbal remedy) comprise a family of products. The two compounds most widely used, mainly in South East Asia, are artemether and artesunate, They are not widely used in the developed world in part due to toxicity fears. Due to the high rate of treatment failures, artemisinins are now also being combined with mefloquine.

In addition to the above, there have been other drugs tested and used over the years in the fight against malaria. Many were the forerunners of one of more of the above. Currently many drugs based on new compounds are being tested along with possible vaccines. The aforementioned information was reported in the Malaria Foundation Fact Pack, May 14, 1998, Section 5.B. The Fact Pack can be found at www.malaria.org.

An analysis of the current problems being experienced with the available drugs as listed by the Malaria Foundation Fact Pack and summarized above leads to the obvious conclusion that all of the above families of anti-malarial agents have the same problem in common: the resistance developed by malaria to a greater or lesser degree to each of the above mentioned drugs.

There is insufficient research into novel drug targets. Current new options are based on the same three families of compounds (the quinolines, antifolates, and artemesinin derivatives) all of which have records of resistance and or ineffectiveness.

PRODUCT HISTORY

MALAREX

Although Millenia is a relatively new company, the existence of the natural components of Malarex are not. Known by the Brazilian natives as "Taheebo", the Pau Pereira is a tropical rain forest tree that exists in over 100 different species. These trees, having healing properties, were used by indigenous medicine men in Brazil.

Since it is a tree that has evolved in tropical rain forests, the Pau Periera does not rot when stored at ambient temperatures. Pau Periera was used for centuries for an assortment of applications. The tree's bark was invariably the potion used by the natives in their therapeutic practices. It was administered by infusion, was chewed and was even applied in poultices.

The final refined process using the species of tropical rainforest tree called Peschiera Fuelsiaefolia, found in Brazil and Madagascar, was eventually accomplished by the research team of Silvia Rossi and Guiseppe Motta operating in Europe in 1997. Thereafter, Millenia bought all rights to MALAREX from the co-owners of the patent applications, Mr. Rossi and Mr. Motta on January 7, 1998. Subsequent to this sale, Mr. Motta joined the company as its VP of Research, as a non-salaried employee who has a verbal agreement with Millenia allowing it first right of refusal on his research findings.

MALAREX exhibited positive results when administered to malaria patients. Extracted from natural sources, MALAREX is not a synthetically derived drug. MALAREX has had successful tests in the treatment and prevention of malaria and is continuing with further ongoing tests to allow it to receive final approval for consumer usage.

Based on our testing of MALAREX we have found that it is a product that needs no other catalysts or chemicals in any manufacturing stages whether in capsule form or as an injectable solution.

Throughout in-vitro (cultured cell-tests) and in-vivo (live trials) tests (see Test Results), no undesirable side effects were detected. When treated with MALAREX there was no need to take post treatment vitamins or other additives for restructuring the immune system. Moreover, because of its immune-modulatory properties (see test results - Journal of Natural Products vol. 57 November
1994), the extract is non-allergenic and non habit forming. MALAREX is still undergoing clinical trials and the company is still waiting for the approval of the respective country's health authorities to begin selling the product.

MALAREX (Voacamine) is produced in two forms, capsules and injectables. Because there is a high number of malaria cases in infants, capsules are sometimes not a viable alternative. Generally, the capsules are recommended from the age of four years and older and injections are recommended for the new born and children under four years of age.

Negotiations are being held with an international pharmaceutical company to have MALAREX produced in Brazil one of the major sources of the raw material, Peschiera Fuchsiaefolia, needed to produce MALAREX. Sufficient raw material exists to ensure the supply required to meet and surpass our current sales objectives and to meet expected demand for the foreseeable future. The current product requires no more development and will be manufactured and sold in its current state.

As of August 31, 2000 Millenia had entered into the final stages of negotiation to acquire an interest in Cibecol Industrial Farmaceutica. Millenia has a $500,000 US deposit pending the final outcome of these negotiations. Cibecol operates a 20,000 square foot manufacturing facility and also owns 80 hectare of arable land, located, in Porto Allegre, Brazil. Millenia will use the Brazilian facility for the production of Malarex. Cibecol operates one of the largest phyto-pharmaceutical plants in southern Brazil. In addition to producing voacamine, the active agent in Malarex, Cibecol would continue to produce its own group of 61 natural medicines that are currently being marketed in Brazil. This acquisition would be a key step forward toward Millenia's goal of becoming a vertically integrated producer and distributor of Malarex.

On April 12, 2001, Millenia agreed in principal to acquire 68% of CIBECOL INDUSTRIAL FARMACEUTICA LTDA. The finalization of the acquisition will be negotiated within a 90 day time frame.

STRYCHNOS

As per the business statement of the company (see Business of Issuer, pg. 1), on June 1, 1999 the company acquired from Mr. Silvio Rossi, one of the co-discoverers of MALAREX, the patent rights to the anti-malarial agent STRYCHNOS MYTROIDES (to be known as STRYCHNOS). The patent rights to STRYCHNOS were solely owned by Mr. Rossi.

At the present time, the company is not pursuing an active course of action with regard to the STRYCHNOS patent. Since MALAREX is much closer to being brought to the market, the Company is expending most of its resources on it. Once MALAREX has been established in the market place and given the availability of funds, the company intends to devote resources to actively develop STRYCHNOS.

The alkaloids of STRYCHNOS MYTROIDES are extracted by drying and converting the stem barks of STRYCHNOS MYTROIDES into a powder. Exhaustive extraction is done by repeated maceration and the resulting product is then processed to yield crude tertiary alkaloids. Once the process has been completed the alkaloids of STRYCHNOS MYTROIDES are used in combination with Chloroquine to enhance the in vivo effectiveness of this drug against currently CQ-resistant strains of malaria Plasmodim Falciparum. They also enhanced in vivo Chloroquine activity against a resistant strain of Plasmodium Yoellii. (See Rasoanaiva P. et al in Planta Medica: 13-16,1994).

Due to the serious resistance being currently encountered by Chloroquine, still the most popular anti-malarial drug on the African continent, the ability of STRYCHNOS in combination with Chloroquine to ameliorate some of the above mentioned problem is a promising development.

The company intends, in the future, to continue research in this area both to increase the efficacy of STRYCHNOS in combination with Chloroquine and to get certification from the Department of Health of various African countries so as to bring another weapon to bear in the fight against malaria.

MARKET SIZE

According to the World Health Organization (1999), malaria risks of varying degrees exist in 100 countries and territories. Estimates of populations at risk within these 100 countries total in excess of 2.3 billion people or 40% of the world's population.

The WHO 1999 estimates 1.5-2.7 million deaths from malaria of which approximately 850,000- 1,500,000 are caused by P. Falciparum. In addition to the reported cases of contracted malaria, control programs dispense medication for the prevention of malaria in the amount of a further 70 million plus complete treatments annually.

The WHO estimates that for each clinical case reported, there exists at least one, possibly two, that are unreported. Relative to the enormous number of infected humans, it would be virtually impossible to eradicate the disease altogether. If the disease was better controlled prevention, rather than treatment, would become the dominant control factor.

Estimates of expenditures on treatment for the control and prevention of malaria are in excess of US$10 Billion annually. The World Bank, per its figures, allocates US$ 2.5 Billion to third world countries for malaria treatment.

DISTRIBUTION AND PRICING

Millenia's objective is to see that MALAREX is made available to as many people as possible; as quickly as possible. In order to accomplish this goal, it is Millenia's intention to initially focus on the production aspects of the product and have it distributed where possible within already existing distribution networks. Through an aggressive pricing strategy, Millenia intends to make MALAREX available at prices that are less than the cost of other drugs currently used in the treatment of malaria. This will facilitate MALAREX'S entry into a marketplace that is price sensitive and should help it build sales volume due to its lower price. Even with pricing below that of the competition, the Company should still earn a net profit that will allow future growth potential.

Millenia intends to begin selling MALAREX, as soon as permission is given by the appropriate authorities in the countries in which the tests are being conducted, even before any finalized patents are granted for MALAREX.

On January 9, 1998, the Company signed a 5 year non-exclusive worldwide marketing agreement for MALAREX with L'Espoir du Millenaire Inc. The only obligations under the contract are for the payment by L'Espoir to Millenia of $30,000 annually for the 5 years and the obligation of L'Espoir to sell, at least on average, $5 million of MALAREX for the fiscal years 2001-2003 in order to retain this contract. This presupposes that permission will be granted by countries to allow sales of MALAREX before 2001. Millenia believes , based on its best estimates, that such permission will be granted before 2001 but has no concrete basis to state this as a categorical fact. As such, should said permission fail to materialize, the L`Espoir contract`s sales goal will be extended to take this into consideration. The agreement also provides that L'Espoir agrees to buy MALAREX or any other anti-malarial drug or agent, solely from Millenia. The agreement further provides that Millenia has the sole discretion in setting the price for MALAREX and L'Espoir is obligated to buy at that price. Mr. Claude Villeneuve, a less than 5% shareholder of Millenia, is the CEO and 100% owner of L'Espoir. However, since Mr. Villeneuve is neither an officer or director and is unaffiliated with Millenia excepts as a less than 5% shareholder, he has no ability to influence the price of MALAREX.

On January 3, 1999, Millenia signed a non-exclusive world-wide agreement with Richgold Corporation S.A. , a Panamanian corporation, for $1,465,000. Richgold is to seek out potential buyers of Millenia`s regional licenses, enter negotiations, together with Millenia with the perspective client and, ultimately, successfully conclude the sale of said licenses, over the following two years. These regional licenses allow the licensee to be the exclusive purveyor of MALAREX in a specific region.

The purchaser of the license must agree to buy MALAREX , or any other anti-malarial drug or agent, solely from Millenia and that Millenia has sole discretion in setting the price of MALAREX.

Due to the fact that the results of these services did not live up to the company's expectations, it was agreed upon by the company and Richgold that Richgold would reimburse $1,165,000 to Millenia. This entire amount has been applied to paid in capital.

PATENTS AND OTHER RIGHTS PURCHASED

Proprietary protection is an integral part of Millenia's strategy. The commercial success of products, especially in the pharmaceutical industry, is highly dependant upon their uniqueness being protected by patents. To this end Millenia has not only purchased the patent rights and all other rights to MALAREX and STRYCHNOS; it has also secured all research and development data and notes pertaining to the above noted drugs from the commencement of initial research to synthesis of the drug. In the future, as other products are developed and come on line or are purchased, Millenia will take all necessary steps to see that its product have the full measure of legal protection. Furthermore; should there be any questions of infringement on its proprietary rights, Millenia will be aggressive in asserting its legal position.

Currently, its 2 anti-Malarial drugs, MALAREX and STRYCHNOS, are protected under patent applications filed covering their development. When the patent applications were filed, the required documentation was filed along with it at the appropriate patent offices. To the extent that Millenia is successful in prosecuting its patent applications and they are accepted as valid patents, the protection accorded is retroactive to the date of the original filings.

Subsequent to meetings and discussions held in 1997 it was agreed that Millenia would buy all rights to this product. This included but was not exclusive of Italian Patent applications, PCT (international) Patent Applications, all patents derived from the aforementioned, all priority rights and all commercial and non-commercial rights without limitation. No residual rights belong to the co-discoverers. An Italian patent Application registered MALAREX on March 26, 1998 for use as an anti-malarial agent and any secondary medicinal uses that may be found in the course of testing or further research. PCT (International) Patent Application for the same usage was filed on March 25, 1999. An Italian Patent Application registered STRYCHNOS on June 1, 1999 for use as an anti-malarial agent specifically, but not limited to, for usage as an adjuvant to Chloroquine in fighting malaria. These three Patent applications have all been approved for study of their technical merits. This is the first stage acceptance culminating, hopefully, in the full patent being issued. After the application has been accepted for study, the patent granting authority in that jurisdiction do more in depth studies of the merit of the patent application based on its scientific validity and test results to date. Once they feel that the application has met the burden of proof for that particular patent request, the actual patent is granted. On September 26, 2000 Millenia's PCT (International) Patent Application for MALAREX was accepted and Millenia has now commenced the process of registering its patent protection in the following 52 countries: the United States, Canada, Europe, Japan, the states served by the European Patent Office, the African Regional Industrial Property Organization (ARIPO) and the African Intellectual Property Organization (OAPI) as well as Brazil, India, Mexico, South Africa, Vietnam and Madagascar. As well, Millenia has made trademark applications for MALAREX in these 52 countries.

In the future, as other products are developed and come on line or are purchased, Millenia will take all necessary steps to see that its product have the full measure of legal protection. Furthermore; should there be any questions of infringement on its proprietary rights, Millenia will be aggressive in asserting its legal position.

TEST RESULTS

While not directly related to MALAREX, alkaloids of Vocagana, an extract of the Voacamine family were shown to have a therapeutic effect upon some medical maladies as early as 1958, specifically cardiovascular problems as seen in the February 11, 1958 U.S. Patent 2823204.

Also, as reported in a study in the Journal of Natural Products Vol. 57 November 1994, under the auspices of the College of Pharmacy of the University of Illinois at Chicago, Voacamine acted to enhance the growth inhibition of multi-drug resistant cytotoxic cells present in certain malignant diseases such as Hodgkins.

Currently, the testing of Voacamine, and the related costs of these tests, are being performed by several governments, not for profit organizations and research institutes with the sole goal of bringing to the market an effective anti-malarial drug. Millenia has no funds and therefore is not, at present, paying any of its employees nor any third party to have testing done on MALAREX.

In-Vitro testing of Voacamine, independently funded and performed by the Institute of Superior Health of Rome, conducted by researchers Elena Federici, Giovianna Palazzino and headed by Dr. Corrado Galeffi of the Institute of Superior Health of Rome and Prof. Marcello Nicoletti of Department of Plant Biology at La Sapeinza, University of Rome aided by Dr. Pierre Olliafo of Unisante, Geneva, the WHO and Dr. L. Turchetto, as per the report of the Institute of Superior Health in Rome 1997 with the result to reach Ic 50 level ( the level at which 50% of the cultured cells died, which is the benchmark for such in-vitro tests). It only required a low dose of 179 micrograms per milliliter of solution for chloroquine non resistant parasites and 282 micrograms per milliliter for chloroquine resistant parasites. Such a dose indicates that MALAREX is very non-toxic.

In-Vitro tests were independently performed by Dr. Francesco de Chiara of the Clinica Ospedale diAnchilo in Nampula, Mozambigue, funded by the Ministry of Health and Wellbeing of Mozambigue, per his report of April 20, 1998 with similar results to the Institute of Surgeon Health in Rome, in that the Ic50 level was reached at very low doses of Voacamine.

In the same report is an In-Vivo study of 74 Mozamicans with malaria who were treated via sub-sutaneous injections using a suction and incubation method (names of all patients are in his report). Clinical Results - within 24 hours clinical symptoms of malaria (fever, vomiting, diarrhea, joint pains etc.) disappeared and within 4 days the patients, having followed a 3 day treatment regimen, showed a 90% rate of complete recovery.

In-Vivo tests were independently performed by Dr. Phillipe Rosoanaivo, scientific director of the Malgache Institute of Applied Research in Aniananarivo, Madagascar, under its own funding, on December 14, 1998 with the report of the successful results being sent to Prof. Albert Rako To-Rat Simamanga of the Institute of France. The report stated that it had tested Voacamine at 10mg/kg, a very low dosage and had produced a 50% reduction in parasitic levels.

o As of February 28th, 2000 in-vitro testing was independently funded and performed by India's Directorate of Health were successfully completed.

o As of February 17th, 2000 in vitro testing was independently funded and performed by Cameroun's department of Health were successfully completed.

o As of February 27th, 2000 in-vitro testing was independently funded and performed by the Ministry of Health and Welfare of Equatorial Guinea were successfully completed.

o Sucessful results mean that the dosage of the drug required to kill 50% of the parasitic cells was very low (very non toxic) and thus, is, safe to be administered to human beings.

o Cameroun, as of February 27th, 2000 , in-vivo testing of camoeroun's department of Health was successfully concluded. A phase 1 live trial study at the laboratory of Parasitolgy and Immunology of the Hospital Center of the University of YAOUNDE was performed with 30 patients. Of these 18 patients or 60% were completely cured, all 18 in a 4 day regimen of MALAREX. The other 12, having started in extremely high parasitic levels 4,000 elements / mms, have significantly lower parasitic levels than compared to the beginning of the testing.

More complete information can be obtained by request of the institutions that conducted the respective tests.

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

GOVERNMENT REGULATIONS

In order to safeguard their citizens, governments around the globe require extensive proof that a new drug is completely safe, within statistical parameters, before allowing it into the marketplace. Millenia, being cognizant of the above and of its own responsibility to the public, has collated the extensive laboratory and research data as well as the live trial tests for MALAREX pursuant to its receiving the designation as a prescription drug.

Currently, MALAREX is in the middle of its clinical trial with the government of India's Directorate of Health (see Plan of Operation). Having reviewed the previous research data and test results, the Directorate of Health accepted MALAREX for both in vitro and in vivo testing. The company has no definitive time frame for MALAREX to receive permission to be sold to the public. Cameroun and Equatorial Guinea (see Plan of Operation) are also in the process of running clinical trials. A similar regimen is intended to be used with STRYCHNOS in order to gain its certification at the appropriate time.

PRODUCT LIABILITY

Any drug or pharmaceutical product poses, by its nature, some level of risk. Since drugs are widely disseminated among populations, all precautions must be taken to ensure that the potential risk of any drug is kept to the barest minimum. Since MALAREX and STRYCHNOS are all natural products and not chemically produced, their potentially damaging side effects are minimized. This does not mean that no side effects might occur, even with the most rigorous testing standard applied, but rather that by their nature these 2 compounds are inherently less susceptible. This being noted, once the product is approved for use as a prescription drug the Company intends to take out appropriate liability and product insurance with a major casualty insurer commensurate with the statistical risk factors.

Acquisitions

On May 29, 2000, the company acquired thirty five million seven hundred thousand (35,700,000) shares of SWORD COMP-SOFT CORP., this being 76.5% of SWORD's issued capital, at a cost of five million (5,000,000) common shares, and five million warrants (5,000,000), entitling the registered holder thereof to purchase at any time from that date for a period of three (3) years, one share of common stock at a price of two dollars ($2). This transaction was at arms length with third parties.

SWORD COMP-SOFT CORP. is an (ASP) Application Service Provider incorporated in November 1998 specializing in the E-Healthcare sector.

Millenia, under the leadership of Dr. David Mulder, Millenia's Vice-Chairman, and Dr. Rene Morel, a member of our scientific committee, expects to introduce a new concept which we call 02-IV, oxygenation of intravenous solutions. Intravenous solution recipients will now be able to derive a positive boost from the extra dose of oxygen delivered directly to their blood stream.

On April 16, 2001, Millenia concluded an agreement in principal to license the aforementioned technology, from Liquid Asset Corp. for $500,000 US in cash and a further sum payable in Millenia Hope common shares to be determined within the following 60 days. Millenia has already paid $500,000 US cash in the form of a deposit held by LIQUID ASSET CORP.

Employees

At the current time the following six officers of the company are its only employees:

Dr. George Tsoukas - Chairman of the Board of Directors - Director.
Is researching new projects and ideas and evaluating ongoing projects - chairs the board meetings and is involved with the scientific planning - Devotes 1 day a week to the Company - Resident of the city of Montreal.

Dr. David Mulder, Vice Chairman of the Board of Directors - Director
Along with Dr. Tsoukas, chairman of the Board, he assists in evaluating our projects and aiding our scientific planning. Currently involved in our research into the potential for oxygenated intravenous solutions. Devotes 1 day a week to the company. Resident of the City of Montreal.

Mr. Dominique Morisot - CEO/President - Director
Involved in the overall running of the company, future strategic planning and specifically oversees the progress of opening up new areas for MALAREX and the reception of their government accreditation. Devotes full time - resident of the city of Montreal.

Mr. Leonard Stella - Chief Operating Officer - Director.
Oversees all accounting functions, bank accounts, financial statements, cash flow projections, etc. and is involved with the overall scientific coordination as well as long term strategic planning - full time devoted to the Company - Montreal resident.

Mr. Ronald La Penna - VP Personnel - Director.
Involved with future staffing planning, smooth running of office functions - Devotes 2 days a week to the Company - Montreal resident, president of Aqua Boost - specialty water distributor.

Mr. Thomas Bourne - Secretary
Responsible for minute book, corporate filings, shareholder lists etc. Devotes 1 day every 2 or 3 weeks as needed. Resident of Boca Raton, Florida and is a self employed financial manager.

Mr. Guiseppe Motta - VP Research.
Does not receive a salary, but has a verbal agreement with the Company to allow it first right of refusal on any significant research findings. Resident of Turin, Italy - Plant Researcher at the University of Rome.

In addition to its six officers, as part of its lease, the Company has access to secretarial services. None of the Company's employees belong to a union and the Company believes that its relations with its employees are good. The company knows of no conflict of interest between any of its officers and the company.

Item 2. Description of Property.

The Company leases its corporate offices at 4055 St. Catherine Street, Suite 142, Montreal, Quebec at annual rental of US $79,325 pursuant to the terms of a five year lease commencing December 27, 1997. The lease also provides for a five year renewal option at an annual rent of US $83,291.

Item 3. Legal Proceedings

None

Item 4 Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a)  Market Information

The Company's Common Stock is currently quoted for trading on the OTC Bulletin Board under the symbol MLHP. The following table sets forth the range of quarterly, high and low sale prices for the Company's Common Stock from the inception of quotation during the fourth quarter of 1998 and for 1999 and 2000. The quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Common Stock
                                        High                           Low
                                        ----                           ---
   1998

Fourth Quarter (initial trading)       $1.50                           $.25

   1999

First Quarter                          $1.75                           $.50
Second Quarter                         $2.00                          $1.12
Third Quarter                          $2.50                           $.75
Fourth Quarter                         $1.45                           $.43

   2000

First Quarter                          $1.12                           $.50
Second Quarter                         $1.75                          $0.83
Third Quarter                          $1.50                           $.85
Fourth Quarter                         $0.90                           $.35

Of the 20,526,515 shares of common stock outstanding, 6,000,000 are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

(b)  Holders

As of January 16, 2001, there were 575 holders of the Company's common stock.

(c)  Dividends

The Company has had no earnings to date, nor has the Company declared any dividends to date. The payment by the Company of dividends, if any, in the future, rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company has not declared any cash dividends since inception, and has no present intention of paying any cash dividends on its Common Stock in the foreseeable future, as it intends to use earnings, if any, to generate growth.

(d)  Recent Sales of Unregistered Securities.

Common Stock

In December 1997, the company issued 4,000,000 shares of common stock at a price of $0.00505 pursuant to an private placement offering exempt from registration requirements under section 4(2) of the Securities Act of 1933, as amended. and Rule 504 of Regulation D.

In February 1998, the company issued in accordance with it private placement offering exempt from registration requirements under section 4(2) of the Securities Act of 1933, as amended, and Rule 504 of Regulation D sold 6,100,000 units (each unit consisting of one (I share of common stock and (1) warrant) at a price of $0.07 per unit. Each warrant entities the registered holder thereof to purchase at any time from the date of the offering until the close of business February 11, 2001. one share of Common stock at a price of $0.09.

In March 1999. the Company issued 1, 111,220 shares of common stock in settlement of marketing agreements established with organizations for their services which included the marketing or the Company and its product Malarex globally. The total marketing cost was $ 1,514,215. The company's shares on that date were trading on the OTC Bulletin Board at $1.3627. The transaction was at arm's 1ength with third parties. These shares were issued pursuant to the exemption contained in Regulation S of sales to non-US persons.

On January 17, 2000, the company issued 563,000 shares of common stock at a price of $0.09 per share to individuals who exercised their warrants pursuant to the exemption contained in Regulation S.

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

On May 29, 2000. the company issued 5,000,000 shares of common stock in exchange for 35,700,000 shares of Sword Comp-Soft. Corp pursuant to the exemption contained on Section 4(2).

On May 31, 2000, the company issued 4,398,944 shares of common stock at a price of $0.09 per share to individuals who exercised their warrants pursuant to the exemption contained in Regulation S.

On July 10, 2000, the company issued 353,351 shares of common stock at a price of $0.09 per share to individuals who exercised their warrants pursuant to the exemption contained in Regulation S.

Warrants and Options

On February 28, 2000, the company issued 4,644,156 warrants exercisable at $1.00 per share until November 30, 2001 to settle related party notes pursuant to the exemption contained in Regulation S.

Description of Securities.

(a)  Common or Preferred Stock

The Company is authorized to issue 70,000,000 shares of Common Stock, $0.0001 par value, of which 20,526,515 shares were issued and outstanding as of the date hereof. Each outstanding share of Common Stock is entitled to one (1) vote, either in person or by proxy, on all matters that may be voted upon the owners thereof at meetings of the stockholders.

The holders of Common Stock (i) have equal ratable rights to dividends from funds legally available therefore, when and if declared by the Board of Directors of the Company; (ii) are entitled to share ratably in all of the assets of the Company available for distribution to holders of Common Stock upon liquidation, dissolution or winding up of the affairs of the Company; (iii) do not have preemptive, subscription or conversion rights, or redemption or sinking fund provisions applicable thereto; and (iv) are entitled to one non-cumulative vote per share on all matters on which stockholders may vote at all meetings of stockholders.

Holders of Shares of Common Stock of the Company do not have cumulative voting rights, which means that the individuals holding Common Stock with voting rights to more than 50% of eligible votes, voting for the election of directors, can elect all directors of the Company if they so choose and, in such event, the holders of the remaining shares will not be able to elect any of the Company's directors.

(b)  Debt Securities.

The Company has not issued any debt securities to date.

C) Other securities to be Registered

None.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINACIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

Some of the statements under "Plan of Operations," "Business" and elsewhere in this registration statement are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions and other statements contained herein that are not statements of historical fact. You can identify these statements by words such as "may," "will," "should," "estimates," "plans," "expects," "believes," "intends" and similar expressions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements.

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

The business objectives of Millenia are twofold. First and foremost is to establish MALAREX as an accepted control agent for the treatment and prevention of malaria throughout the world. Not only do we believe that MALAREX is an effective anti-malarial drug, it will also be made available at prices that are adapted to the realities of the third world market. The availability and pricing of MALAREX, we believe, will ensure its acceptability and use in the fight against malaria. To this end the company has entered into clinical trials of MALAREX with the following three countries: India, Cameroun and Equatorial Guinea

As previously noted in Business - Government Regulations, the clinical trials of the Ministry of Health of Cameroun have been successfully concluded. While the Company believes that it will see sales within the next six months, as there are no signed sales contracts and the company has not yet received its final certification there is no basis for assurance that this will take place. As such, the Company does not deem it proper to quantify a realistic estimate of what such sales might be.

Millenia has adopted an extremely conservative sales forecast. In the face of anti-malarial drug resistance, the need for more effective treatments will continue to intensify. Once a network of local manufacturers and distributors capable of producing and supplying MALAREX are in place, the demand for MALAREX should increase commensurately.

It is estimated the demand for MALAREX will increase as it becomes one of the accepted choices in the fight against malaria. Millenia has chosen to remain conservative and has established a goal of capturing 2% ($200 million) of the marketplace in five years. According to the company's internal estimates, based upon it's knowledge of the industry, attaining this sales level will ensure the viability and profitability of the Company for its shareholders. No assurance can be given that the Company will meet its sales goals.

Secondly, Millenia is committed to ongoing research and development to expand the efficacy of MALAREX and its derivatives in fighting infectious diseases. To this end, the company has a verbal agreement with one of its officers Mr. Guiseppe Bertelli Motta, VP of research and a co-discoverer of MALAREX whose profession is botanical research, that it will have the first right of refusal on any of his significant research findings.

Currently, Millenia is running a new series of tests, under the auspices of Dr. Mary Stevenson of McGill University. Dr. Stevenson, an expert on the study of malaria and a member of the Board of the Malaria Foundation International, expects that, with the successful completion of all the trial phases, the Canadian government will issue MALAREX a DIN (Drug Identification Number).

As the company has not yet begun to sell the product, it is difficult for management to evaluate the growth curve of Product sales. However, given the market size and the need for viable and effective drugs, the Company believes that it will not have a problem generating sales thereby creating positive cash flow once it is approved.

On May 29, 2000, the company acquired thirty five million seven hundred thousand (35,700,000) shares of SWORD COMP-SOFT CORP., this being 76.5% of SWORD's issued capital, at a cost of five million (5,000,000) common shares, and five million warrants (5,000,000), entitling the registered holder thereof to purchase at any time from that date for a period of three (3) years, one share of common stock at a price of two dollars ($2).

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

As set out in its Registration Statement, Sword has adequate funding to finish its first ASP and bring it to the market. Also, as previously mentioned, Sword's already generating revenues and experts to produce a break even statement of operations for its initial 12 month period. Based on the above, Millenia does not currently foresee a need to provide Sword with any funding. As such, Millenia feels that the acquisition of Sword will turn out to be a profitable one and in the best interest of its shareholders.

Sword is now working on the completion of its first ASP which it hopes to bring to market by the second quarter of 2001. It is also engaged in offering technology related services such as consulting, data storage and web hosting. As previously mentioned, the latter services are already generating revenues.

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

Furthermore, Millenia, under the leadership of Dr. David Mulder, Millenia's Vice Chairman, and Dr. Rene Morel, a member of our scientific committee, expect to Introduce a new concept which we call 02-IV, oxygenation of intravenous solutions. Intravenous solution recipients will now be able to derive a positive boost from the extra dose of oxygen delivered directly to their blood stream.

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

On April 16, 2001, Millenia concluded an agreement in principal to license the aforementioned technology, from Liquid Asset Corp. for $500,000 US in cash and a further sum payable in Millenia Hope common shares to be determined within the following 60 days. Millenia has already paid $500,000 US cash in the form of a deposit held by LIQUID ASSET CORP.

Year ended November 30, 2000 Compared to Year Ended November 30, 1999.

Our Sword Subsidiary started generating revenue in June 2000. Total revenue for 2000 was $302,495 and had associated direct costs of $202,426 compared to $27,500 in revenue for the same period in 1999 a gain in net revenue of $72,569.

Selling, general and administrative expenses were $455,846 for the year 2000. This represented an increase of $335,495 from $120,003 for 1999. This increase was attributable to the higher costs associated with our Sword subsidiary, legal and professional fees and building the infrastructure required to handle and promote rapid growth.

We incurred no patent rights costs during the year 2000 as compared to $258,527 for the year 1999.

We had travel costs of $112,859 and other development costs of $58,500 for 2000 as compared to nil for 1999. This was due to our work on bringing Malarex onto the world market.

We had marketing expenses of $59,453 in year 2000. In 1999 we had the cost of a marketing contract for $1,475,000 and total marketing expenses of $1,514,215 for a decrease of $1,454,762.

As a result of the foregoing we incurred a net loss of $664,173 for the year 2000, compared to a loss of $2,011,229 for the year 1999.

Liquidity and Capital Resources

Net cash provided from financing activities, net of operating and investing activities from December 01, 1999, through November 30, 2000, was $10,618. At November 30, 2000, we had an accumulated deficit from operating activities of $2,403,154.

Effect of Recent Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivative financial instruments as either assets or liabilities in the balance sheet and measure these instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning after June 15, 2000. We do not presently enter into any transactions involving derivative financial instruments and, accordingly, we do not anticipate that the new standard will have any effect on our financial statements.

Item 7. Financial Statements.

The financial statements are included at the end of this Annual Report, prior to the signature page.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9. Directors, and Executive Officers, of the Registrant.

(a)  Directors and Executive Officers.

Name                             Age      Position
----                             ---      --------
George Tsoukas                   65       Chairman of the Board of
                                          Directors - Director

David Mulder                     67       Vice-Chairman of the Board of
                                          Directors - Director

Dominique Morisot                49       President CEO - Director

Leonard Stella                   39       Chief Operating Officer - Director

Ronald Lapenna                   57       VP Personnel - Director

Thomas Bourne                    56       Secretary

Guiseppe Bertelli Motta          57       VP Research, Board Advisory Committee

Dr. George Tsoukas, chairman of the Board of Directors, has a bachelor of science in Biochemistry from McGill University and received his Medical degree from McGill in 1968. In 1975 he was granted a specialization in Internal Medicine and Endocrinology from the same institution. For over 10 years, he has been an Associate Physician at the McGill University Medical Center and is currently conducting clinical research on bone diseases. Dr. Tsoukas was also the chief examiner for the Quebec College of Endocrinologists from 1980 - 1986. Dr. Tsoukas is an educator who, over the past decade, has produced medical CD-ROMs and hosted a TV program explaining medical conditions. He has also lectured to other doctors on behalf of major pharmaceutical companies. Dr. Tsoukas replaced Dr. Alain Soucy as Chairman on April 19, 2000.

Dr. David Mulder, Vice-Chairman of the Board of Directors. On February 22, 2000 Dr. David Mulder joined the Board of Directors of Millenia Hope as its Vice-Chairman of the Board. Dr. Mulder, a physician with expertise in several disciplines, was the former chairman of Montreal's McGill University department of surgery and the surgeon- in-chief at the Montreal General Hospital for 21 years. Dr Mulder has held leading positions in several important medical associations, including presidency of the Canadian Association of Thoracic Surgeons and the Canadian Surgical Association.

Mr. Dominique Morisot, President, CEO, Director. Mr. Morisot has extensive contacts through Europe and Asia. Although born in France, he is a long term resident of Geneva, and for 30 years has consulted to many companies overseeing the marketing and development of new territories as well as selling of products and projects in various lines of business. He brings to the Company an extensive knowledge of the overseas marketplace, and is an important source of information for potential products for the Company.

M. Leonard Stella, Chief Operating Officer, Director. Mr. Stella has a Bachelor of Arts from McGill University, and received his Masters of Arts in Administration from Concordia University in 1986. In 1987 Mr. Stella founded and operated a residential and commercial property developer, Dominion Certified Development. In 1991, he founded Trans-Immobilia, a residential property company that he continues to run. In 1998 he became one of the founding partners and held the position of president and treasurer of the Company. He is now the Chief Operating Officer.

Mr. Ronald Lapenna, VP Personnel, Director. Mr. Lapenna has extensive experience in the field of human resources and administration having served in this capacity for various levels of the Canadian Government, both federal and municipal. At the municipal level from 1980-1990, Mr. Lapenna created and managed the first integrated public security service for one of Montreal's top municipalities. At the federal level, from 1991-1993, he worked under the Minister of Transportation in creating specialized programs for airport personnel. Since 1993 he has run his own consulting firm, Penna & Associates. In 1999 he took on the added responsibility as President of Aqua Boost, a progressive manufacturer of specialized and bottled waters.

Mr. Thomas Bourne, Secretary. Mr. Bourne is a professional financial manager and advisor, having received his accreditation as a CA, a member of the Order of Chartered Accountants of Canada. He has had vast experience in dealing with the Banking and Investment circles having been for many years the Chief Investment Officer of one of Ontario, Canada's largest Credit unions. Over the past ten years, he has shifted his base of operations to the state of Florida where he practices in Boca Raton, as an independent financial consultant.

Mr. Guiseppe Bertelli Motta, VP Research, Board Advisory Committee. Mr. Motta is one of the co-discoverers of the use of Voacamine as the active ingredient in Malarex, Millenia's premier anti-malarial drug. As a leading Italian botanical researcher, Mr. Motta together with Professor Silvio Rossi did the painstaking research required in taking a natural compound and having it's efficacy as a pharmaceutical agent bourne out. Mr. Motta, using his expert knowledge of the wide spectrum of flora and fauna, is aggressively working on several extracts as the basis of other natural remedies both for malaria and other infectious diseases. Mr. Motta has been involved with the University of Roma as a researcher for more than the past 5 years.

(b)  Significant Employees

None

c)   Family Relationships

There are no family relationships among directors or executive officers of the Company.

(d)  Involvement in Certain Legal Proceedings.

None.

(e)  Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities ("ten-percent shareholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent shareholders also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended November 30, 2000, all of our officers, directors and ten-percent shareholders complied with the Section 16(a) reporting requirements.

Item 10. Executive Compensation.

(a)  General

Commencing December 1, 1999, the Company had agreed to pay Dr. Alain Soucy, its then Chairman of the Board of Directors, an annual salary of $36,000.

(b) Summary Compensation Table of Directors

SUMMARY COMPENSATION TABLE

Name and                                                    Long-term
Principal Position            Year      Salary    Bonus    Compensation: Options
--------------------------------------------------------------------------------
George Tsoukas                2000      0         0        100,000 options (1)
Chairman and Director

David Mulder                  2000      0         0        100,000 options (2)
Vice chairman and  Director

Dominique Morisot             2000      0         0        150,000 options (3)
President/CEO and DIrector

Leonard Stella                2000      0         0        210,000 options (3)
Chief Operating Officer and
Director

Ronald Lapenna                2000      0         0        50,000 options (4)
VP_Personnel & Director

Alain Soucy                   2000      18,000    0        0
Chairman (5)

     (1) Exercisable commencing April 19, 2001 at $1.50 per share until December 31, 2003.

     (2) Exercisable commencing February 22, 2001 at $1.50 per share until December 31, 2003.

     (3) Vest equally over 3 years commencing January 29, 2000. Exercisable at $1.50 per share until December 31, 2003.

     (4) Vested on January 29, 2001. Exercisable at $1.50 per share until December 31, 2003.

     (5)  Resigned as chairman on April 19, 2000.

(c)  Options /SAR Grants Table

                           OPTION GRANTS IN LAST YEAR
                               (Individual Grants)


Name               Number of     % of Options    Exercise Price
                   Options       Granted 2000    (per share)        Expiration

George Tsoukas     100,000       40%             $1.50              12/31/03

David Mulder       100,000       40%             $1.50              12/31/03

Ronald Lapenna     50,000        20%             $1.50              12/31/03

(d)  aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value Table

(e)  Long Term Incentive Plan ("LTIP") Awards Table

None

(f)  Compensation of Directors

No director receives any compensation for serving on the Board.

(g)  Employment Contracts and termination of Employment, and Change-in-control

Arrangements

The company has no employment contracts with any of its executive officers. Dr. Alain Soucy served as Chairman of the Company for $36,000 annually until April 19, 2000. Currently, there are no provisions for cash compensation to be paid to any executive officer or director of the company now, or upon the termination of their services. As indicated above, certain officers received stock options as compensation.

(h)  Report on Repricings of Options/SARs

None.

Item 11 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of January 16, 2001, certain information concerning the ownership of the Company's Common Stock by: (i) each person who is known by the Company to own beneficially 5% or more of the outstanding shares of common stock; (ii) each of the Company's directors; and (iii) the name of each executive officer, both in respect to the number of shares owned by each person and the percentage of the outstanding shares represented thereby that also sets forth such information for directors and executive officers as a group (see item 6 (b) and (c)). Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. Pursuant to the rules of the Securities and Exchange Commission, shares of common stock which an individual or a group has a right to acquire within 60 days of January 16, 2001 pursuant to the exercise of presently exercisable or outstanding options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Information with respect to beneficial ownership is based upon the shareholder list provided by the Company's transfer agent.

Name and Address                      Amount and Nature         Percent of class
Of Beneficial Owner                   of Beneficial Owner

Sword Comp-Soft (7)                   5,000,000                 24.36
4055 St Catherine West
Suite 133
Westmount, Quebec

Tom Bourne                            1,000,000                 4.9
7755 Texas Trail
Boca Raton, FL

Ronald Lapenna (2) (3)                150,000                   *

Dominique Morisot (2) (4)             100,000                   *

Leonard Stella (1)                    150,000                   *

George TsoukaS (5)                    100,000                   *

David Mulder (5)                      100,000                   *

All directors and Executive
Officers as a group (5 persons)(6)    600,000                   2.9

----------

* Less than 1%

     (1)  Includes 140,000 currently exercisable stock options
     (2)  Uses Company Address
     (3)  Includes 100,000 currently exercisable stock options.
     (4)  Consists of currently exercisable stock options.
     (5)  Consists 100,000 stock options
     (6)  Includes 340,000 currently exercisable stock options.
     (7)  Company is a subsidiary of Millenia Hope Inc.

Item 12. Certain Relationships and Related Transactions.

On January 9, 1998, the company entered into an agreement with L'Espoir Du Millenaire Inc. whereby L'Espoir Du Millenaire Inc. has a marketing and distributor rights for the product Malarex. This non exclusive worldwide agreement is for 5 years and requires L'Espoir Du Millenaire Inc. to make annual payments of $30,000 to the Company for the rights. The agreement also allows for renewal for an additional 5 years provided that certain sales quotas have been met. L'Espoir Du Millenaire Inc. is owned Mr. Claude Villeneuve, a shareholder of the Company. The agreement also provides that L'Espoir agrees to buy MALAREX or any other anti-malarial drug or agent, solely from Millenia. Mr. Claude Villeneuve, a shareholder owning less than 5% of the total outstanding shares of the company, agreed to provide unsecured debt, to aid the company's cash flow problem, at an 8% rate of interest. Mr. Villeneuve has extensive international contacts and has assembled a team of competent sales professionals and experts in the biomedical field to accomplish this endeavor. The company believes that all the above transactions are fair and have been made at the prevailing market rates that would apply to any arms length corporation involved in such transactions.

The company signed an agreement, on May 31, 1998, to reimburse Claude Villeneuve, a shareholder, for auto expenditures at a rate of $1,040 per month.

The Company issued, on June 15, 1998, an unsecured long term note in the principal amount of $218,515 (net - 8% imputed interest) bearing annual payments of $44,400 for five years, a final payment of $33,600 and maturing on June 15, 2004. The Note is to Guiseppe Motta and Silvio Rossi. Mr. Motta is an officer of the Company. The balance due on November 30, 1999 was $192,830. The company issued, on March 30, 1998 a promissory note to Claude Villeneuve, a shareholder, which is unsecured and bears interest in the amount of 8% per annum. The principal amount of this loan is $946,093. The amount at November 30, 1999 including interest was $1,043,464.

On June 15, 1998 the company signed a purchase agreement with Mr. Silvio Rossi and Mr. Giuseppe Motta to acquire all of the research data, without any exception, involved in the development of MALAREX for $300,000 gross ($218,515 net with 8% imputed interest). The agreement called for a payment of $44,000 in the 1st year and further payments of $44,000 a year for 5 years with a final payment of $33,6000 in the 6th year. This entitles Millenia to, but is not exclusive of, all intellectual rights, commercial rights and their derivations etc. The agreement also contains a clause that does not allow Mr. Motta and Mr. Rossi to duplicate any of this data for 15 years. The company believes that this is a fair business transaction and does not create a conflict of interest with any of the parties involved. Mr. Motta is an officer of the company

The company issued on June 1, 1999, an unsecured long term note in the principal amount of $180,389 (net - 8% imputed interest) with no fixed annual repayments but fully payable by May 31, 2002. This note was issued to Mr. Silvio Rossi.

On February 28, 2000, the company paid $51, 205 in cash and issued 4,644,156 warrants to settle the aforementioned related party notes payable and long term debt including the current portion as follows:

Current portion of long term debt (net of discount)              $   88,800
Notes payable (principally related parties) (net of discount)     1,172,648
Long term debt, less current portion (net of discount)              104,031
Current year interest expense                                        27,770
                                                                 ----------
                                                                 $1,393,249

The company has a note payable with Claude Villeneuve, a shareholder, which is unsecured. The note has a term of one year bearing interest in the amount of 7% per annum. The amount at November 30, 2000 including interest is $201,338.

Item 13. Financial Statements and Exhibits.

(a)  List of Financial Statements filed herewith.

     Millenia Hope Inc
     (A company in the development stage)

     Independent Auditors' Report

     Balance Sheet (11/30/00 and 11/30/99) Statement of Income (Years ended 11/30/00 and 11/30/99) Statement of Shareholders' Equity (Year ended 11/30/00 and 11/30/99) Statement of Cash Flows (Years ended 11/30/00 and 11/30/98) Summary of Significant Accounting Policies (year ended 11/30/00) Notes to the Finance Statements (year ended 11/30/00)

(b)  List of Exhibits.

3.1  Certificate of Incorporation

3.2  By-Laws

10.1 Purchase Agreement for Voacamine

10.2 Purchase Agreement for Research Data

10.3 Purchase Agreement for Strychonos

10.4 Licensing Agreement with L'Espoir Du Millenaire Inc.

10.5 Lease Agreement

                               Millenia Hope, Inc.
                           Consolidated Balance Sheet
                              at November 30, 2000

                                                                          November 30, 2000      November 30, 1999
                                     Assets

Current Assets
    Cash and cash equivalents                                               $    14,550            $     3,933

    Note Receivable - 3rd Party                                                 140,434                     --
    Other current assets                                                         76,400                     --
                                                                            ----------------------------------
    Total current assets                                                        231,384                  3,933

Property and equipment, net                                                      96,199                 46,236
Deposits                                                                      1,000,000
Other Assets                                                                     32,000                     --
                                                                            ----------------------------------
Total assets                                                                  1,359,583                 50,169
                                                                            ----------------------------------

                      Liabilities and Shareholders' Equity

Current Liabilities
    Accounts payable and accrued liabilities                                     90,844                165,200
    Current portion of long term debt ( net of discount)                             --                 88,800
    Notes payable (principally related parties) (net of discount)               201,338              1,223,853
    Other current liabilities                                                     2,500                 11,450
                                                                            ----------------------------------
    Total current liabilities                                                   294,681              1,489,303
    Long-term debt, less current portion (net of discount)                           --                104,031

Minority Interest                                                                42,242                     --

Shareholders' Equity

Common Stock, $.0001 par value; authorized 70,000,000                             2,052                  1,121
    shares; issued and outstanding 20,526,515 and 11,211,220
    respectively
    Warrants                                                                  1,393,247                     --
    Paid in Capital                                                           3,796,013              1,960,294
    Cost of Treasury Shares                                                         100                     --
    Deficit accumulated during the development stage                         (4,168,751)            (3,504,579)
                                                                            ----------------------------------
    Total Shareholders' Equity                                                1,022,660             (1,543,165)

Total liabilities and shareholders' equity                                  $ 1,359,583            $    50,169
                                                                            ----------------------------------

                   Read the accompanying significant notes to financial statements, which are an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF OPERATIONS
             FOR THE TWELVE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
          FROM INCEPTION (DECEMBER 24, 1997) THROUGH NOVEMBER 30, 2000


                                                                                                                  Inception
                                                                                                             (December 24, 1997)
                                                                                                                   through
                                                                  November 30, 2000    November 30, 1999      November 30, 2000

Revenues:                                                           $    302,495          $     27,500          $    329,995

Cost of Revenues:                                                        202,426                    --               202,426
                                                                    --------------------------------------------------------
                                                                         100,069                27,500               127,569

Operating expenses:
    Marketing                                                             59,453             1,514,215             1,573,668
    Patent Rights                                                             --               258,527             1,005,827
    Other Development Costs                                               58,000                    --               276,515
    Rent                                                                  78,179                61,250               215,829
    Travel                                                               112,859                    --               234,859
    Selling, general and administrative expenses                         455,846               120,003               867,849
                                                                    --------------------------------------------------------
      Total operating expenses                                           764,337             1,953,995             4,174,547

Income/(Loss) before other income (expense)                             (664,268)           (1,926,495)           (4,046,978)

Other income (expense):
    Interest income                                                        2,251                    --                 2,251
    Interest expense                                                     (30,275)              (84,734)             (152,143)
                                                                    --------------------------------------------------------
      Total other income (expense)                                       (28,024)              (84,734)             (149,892)

Net income/(Loss) before minority interest                              (692,292)           (2,011,229)           (4,196,870)

Minority interest in net income/(loss) of subsidiary                     (28,119)                   --               (28,119)
                                                                    --------------------------------------------------------

Net income/(Loss)                                                       (664,173)           (2,011,229)           (4,168,751)
                                                                    --------------------------------------------------------

Basic weighted average common shares outstanding                      15,718,088            11,052,384
                                                                    ----------------------------------

Basic Loss per common share                                         $    (0.0423)         $    (0.1820)
                                                                    ----------------------------------

        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        STATEMENT OF SHAREHOLDERS'EQUITY
           FROM INCEPTION (DECEMBER 24,1997) THROUGH NOVEMBER 30,2000



                                                      Common                                                  Paid in
                                                      Shares        Amount       Warrants      Amount         Capital
                                                  --------------------------------------------------------------------
Balance, beginning December 24, 1997:                       --    $     --                  $        --    $        --

Proceeds from December 1997 private placement        4,000,000         400                                      19,800
Proceeds from February 1998 private placement        6,100,000         610                                     426,390
                                                  ------------------------                                 -----------
Net loss year ended November 30, 1998

Balance at November 30, 1998                        10,100,000       1,010                                     446,190

March 20, 1999 settlement of marketing contracts     1,111,220         111                                   1,514,104
                                                  ------------------------                                 -----------
Net loss year ended November 30, 1999

Balance, ending November 30, 1999:                  11,211,220       1,121                                   1,960,294


January 17, 2000 exercise of warrants                  563,000          56                                      50,614
January 20, 2000 cancellation of founder shares     (1,000,000)       (100)            --
February 29, 2000 warrants issued to settle debt                                4,644,156     1,393,247
May 29, 2000 issuance of shares for acquisition      5,000,000         500                                     128,978
May 31, 2000 exercise of warrants                    4,398,944         440                                     395,652
July 10, 2000 exercise of warrants                     353,351          35                                      31,766
August 11, 2000 Richgold share reimbursement                                                                 1,165,000
August 31, 2000 Collection of subsidiary share                                                                  63,708
receivable
Net loss year ended November 30, 2000
                                                  --------------------------------------------------------------------
Balance, ending November 30, 2000                   20,526,515    $  2,052      4,644,156   $ 1,393,247    $ 3,796,013
                                                  --------------------------------------------------------------------

                                                                            Accumulated
                                                                           Deficit during     Total
                                                      Treasury               Development   Shareholders'
                                                       Shares       Amount      Stage         Equity
                                                  ----------------------------------------------------
Balance, beginning December 24, 1997:                             $   --    $        --    $        --

Proceeds from December 1997 private placement                                                   20,200
Proceeds from February 1998 private placement                                                  427,000

Net loss year ended November 30, 1998                                        (1,493,350)    (1,493,350)
                                                                            --------------------------
Balance at November 30, 1998                                                 (1,493,350)    (1,046,150)

March 20, 1999 settlement of marketing contracts                                             1,514,215

Net loss year ended November 30, 1999                                        (2,011,229)    (2,011,229)
                                                                            --------------------------
Balance, ending November 30, 1999:                                           (3,504,579)    (1,543,164)


January 17, 2000 exercise of warrants                        --                                 50,670
January 20, 2000 cancellation of founder shares       1,000,000      100
February 29, 2000 warrants issued to settle debt                                             1,393,247
May 29, 2000 issuance of shares for acquisition                                                129,478
May 31, 2000 exercise of warrants                                                              396,092
July 10, 2000 exercise of warrants                                                              31,801
August 11, 2000 Richgold share reimbursement                                                 1,165,000
August 31, 2000 Collection of subsidiary share                                                  63,708
receivable
Net loss year ended November 30, 2000                                          (664,173)      (664,173)
                                                  ----------------------------------------------------
Balance, ending November 30, 2000                     1,000,000   $  100     (4,168,751)   $ 1,022,660
                                                  ----------------------------------------------------

  Read the accompanying summary of significant accounting policies and notes to financial statement, both of which are an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF CASH FLOWS
             FOR THE TWELVE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
          FROM INCEPTION (DECEMBER 24, 1997) THROUGH NOVEMBER 30, 2000


                                                                                                                         Inception
                                                                                                                       (December 24,
                                                                                                                           1997)
                                                                                                                          through
                                                                                           November 30,  November 30,   November 30,
                                                                                               2000          1999          2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                                            (664,173)   $(2,011,229)   $(4,168,751)

Adjustments to reconcile net income (loss) to net cash
used in operating activities
         Depreciation and amortization                                                         20,322         14,564         50,086
         Issuance of stock for marketing services                                                  --      1,514,215      1,514,215
         Issuance of note for other development costs                                              --         13,581        192,831
         (subsequently converted to warrants)
         Accrued interest income                                                               (2,251)            --         (2,251)
         Accrued interest expense                                                               2,504                         2,504
         interest expense settled with issuance of note                                        27,770                        27,770
         (subsequently converted to warrants)
Changes in Operating assets and liabilities:
         Receivables and Other Assets                                                        (108,400)            --       (108,400)
         Accounts Payable and Accrued Liabilities                                             (87,806)       (80,050)        88,844
                                                                                          -----------------------------------------
Net cash provided by/(used in) operating activities                                          (812,035)      (548,919)    (2,403,154)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property and equipment                                                            (32,064)            --       (108,064)
Deposits on future acquisitions                                                            (1,000,000)                   (1,000,000)
Issuance of stock for subsidiaries cash balance                                                40,628                        40,628
Repayment of subsidiary related party note receivable                                          34,233                        34,233
Collection of subsidiary share subscription receivable                                         83,331                        83,331
Note Receivable - 3rd Party                                                                   (59,559)                      (59,559)
Note Receivable - Related Party                                                               (44,391)                      (44,391)
Minority interest portion of net income/(loss) of subsidiary                                  (28,119)                      (28,119)
                                                                                          -----------------------------------------
Net cash provided by/(used in) investing activities                                        (1,005,941)            --     (1,081,941)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from
  Notes payable, principally related parties (net of discount)                                185,029        531,853      1,408,882
  Note payable - subsidiary                                                                        --                            --
  Issuance of stock                                                                           478,564                       925,764
  Contribution to Paid in Capital                                                           1,165,000             --      1,165,000
                                                                                          -----------------------------------------
Net cash provided by/(used in) financing activities                                         1,828,593        531,853      3,499,646
                                                                                          -----------------------------------------
Net increase (decrease) in cash and cash equivalents                                           10,618        (17,066)        14,550
Cash and cash equivalents, beginning of period                                                  3,933         21,000             --
                                                                                          -----------------------------------------
Cash and cash equivalents, end of period                                                  $    14,550          3,933    $    14,550
                                                                                          -----------------------------------------

Supplemental Schedule of noncash investing and financing activities:

On February 28, 2000, the company issued 4,644,156 warrants to settle the following related party notes

  Notes payable (principally related parties) (net of discount)                             1,172,648
  Long-term debt, less current portion (net of discount)                                      104,031
  Current portion of long term debt (net of discount)                                          88,500
  Current year interest expense                                                                27,770
                                                                                            1,393,249

On May 29, 2000, the company issued 5,000,000 shares of common stock in exchange for 35,700,000 shares of Sword Comp-Soft Corp., a Delaware corporation which provides on-line interactive health services through the internet. The transaction was recorded using the "purchase method" as the registrant acquired
76.45% of Sword Comp-Soft Inc.'s outstanding shares at May 29, 2000

The following assets were acquired through this transaction:
         Note Receivable - 3rd Party                                                           33,600
         Note Receivable - Related Party                                                       34,233
         Property and Equipment, net                                                           23,221
The following liabilities were assumed through this transaction
         Accounts payable and accrued liabilities                                               4,500

On April 30, 2000, the company's subsidiary issued 600,000 shares for Equipment valued at $15,000

        Read the accompanying summary of significant accounting notes to financial statement, which are an integral part of this financial statement

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED NOVEMBER 30,2000 AND 1999
           FROM INCEPTION (DECEMBER 24,1997) THROUGH NOVEMBER 30. 2000

NOTE I - ORGANIZATION AND BASIS OF PRESENTATION

     Millenia Hope Inc. was incorporated in the State of Delaware on December 24, 1997. Through its acquisition of the patent rights for Malarax and Strychnos. the Company participates in the treatment and prevention of malaria. Although there is no assurance that (he patent will ever be issued, management feels the likelihood of issuance is probable (high) due to the positive test results attained in clinical studies.

     Millenia Hope Inc. prepares its consolidated financial Statements in accordance with generally accepted accounting principles. This basis of accounting involves the application of accrual accounting-. consequently, revenues and gains are recognized when earned. and expenses and losses are recognized when incurred. Financial statement items are recorded at historical cost and may not necessarily represent current values.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect tile reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements. and the reported amounts of revenues and expenses during the reporting period. Certain amounts included in the financial statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of financial statements and actual results could differ from the estimates and assumptions. Every effort is made to ensure the integrity of such estimates.

Fair value of financial instruments:

     The carrying amounts of cash and equivalents, accounts receivable., accounts payable and accrued liabilities approximate their fair values because of the short duration of these instruments.

Impairment of long-lived assets:

     Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets arc considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Cash and cash equivalents:

     The Company considers all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents. Such investments are valued at quoted market prices.

Receivables:

     The Company believes that the carrying amount of receivables at November 30, 2000 approximates the fair value at such date.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED NOVEMBER 30,2000 AND 1999
          FROM INCEPTION (DECEMBER 24, 1997) THROUGH NOVEMBER 30, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Property, equipment and depreciation:

     Property and equipment arc stated at cost less accumulated depreciation. Depreciation is computed using the double declining balance method over the estimated useful lives as follows when the property and equipment is placed in service:

                                                        Estimate Useful Life
                                                               (In Years)

            Office Furniture                                     10
            Computer Equipment                                    3

     Leashold improvements are amortized using the straight-line method over their estimated useful lives or the estimated useful lives of the leasehold improvements, whichever is shorter.

                                                         Estimate Useful Life
                                                                (In Years)

            Leasehold Improvements                                 5

     Repairs and maintenance are charged to operations as incurred, and expenditures for significant improvements are capitalized. The cost of property and equipment retired or sold, together with the related accumulated depreciation, are removed from the appropriate asset and depreciation accounts, and the resulting gain or loss is included in operations.

Revenue Recognition:

     The company currently recognizes revenue in the form of licensing/distributor fees, which are recorded over the life of the licensing agreement using the straight line method. Currently the company has one agreement with a term of 5 years commencing on January , 1999. The Company's subsidiary sources of revenue are fees charged for access to the Company's Application Software Program (ASP), advertising fees to pharmaceutical and healthcare organizations to advertise on the Company's web site. sales to pharmaceutical and healthcare organizations of raw data collected by the Company's web site and ASP, software consultation. and internet site hosting. The Company's revenues recognized to date arc software consultation and internet site hosting.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 10 1 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosures related to revenue recognition policies. Management believes that Millenia Hope Inc.'s revenue recognition practices arc in conformity with the guidelines of SAB 10 1.

Earnings (Loss) per share calculation:

     Earnings (Loss) per common share are calculated under the provisions of SFAS No. 128. -Earnings per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings (loss) per share, which is based on the weighted-average number of common shares outstanding during the period. and diluted earnings
(loss) per share. which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Options and warrants are not considered in calculating diluted earnings (loss) per share since considering such items would have an anti-dilutive effect.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999
           FROM INCEPTION (DECEMBER 24,1997) THROUGH NOVEMBER 30,2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent Accounting Pronouncements:

     In June 1998. the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Board (SFAS) No. 133, "Accounting for Derivative Instruments and Fledging Activities", amended by Statements of Financial Accounting Standards Board (SFAS) No. 137. "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FAS13 Statement 133" and Statement of Financial Accounting Standards Board (SFAS) No. 138, -Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133." These new standards establish accounting and reporting standards for derivative instruments. including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. This Statement is effective for all fiscal quarters of all fiscal years beginning after June 15. 2000. The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.

NOTE 3 - DETAILS OF FINANCIAL STATEMENT COMPONENTS

                                          November 30, 2000    November 30, 1999

Other current assets:
  Prepaid rent                                     58,400                --
  Prepaid administrative fee                       18,000                --
                                                 ----------------------------
                                                 $ 76,400            $   --
Property and Equipment:
    Furniture and Fixtures                         15,900              15,900
    Equipment                                      70,285                --
    Leasehold Improvements                         60,100              60,100
                                                 ----------------------------
                                                  146,285              76,000
    Accumulated Depreciation/Amortization          50,086              29,764
                                                 ----------------------------

      Property, and Equipment, net               $ 96,199            $ 46,236

NOTE 4 - DEPOSITS

     On August 15, 2000, the Company signed a letter of intent and deposited $500,000 with Cibecol Industrial Farmaceutica Ltda., a company incorporated and located in Brazil, as part of its initial phase of acquiring Cibecol's pharmaceutical production facility and all of the assets located in the facility.

     On August 22, 2000, the Company signed a letter of intent and deposited $500,000 with Liquid Asset Corp., a delaware corporation, as part of its initial phase to purchase the exclusive rights to the oxygenation of intravenous solutions registered under a patent application.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999
          FROM INCEPTION (DECEMBER 24, 1997) THROUGH NOVEMBER 30, 2000


NOTE 5 - NOTES PAYABLE AND LONG TERM DEBT

     The company has a note payable with Claude Villenueve, a shareholder, which is unsecured. The note has a term of one year bearing interest in the amount of 7% annum. The amount at November 30, 2000 including interest is $201,338.

     On February 28. 2000, the company paid $51,205 in cash and issued 4,644,156 warrants to settle the following related party notes payable and long term debt including the current portion:

Current portion of long term debt (net of discount)               $   88,800
Notes payable (principally related parties) (net of discount)      1,172,648
Long-term debt, less current portion (net of discount)               104,031
Current year interest expense                                         27,770
                                                                  ----------
                                                                   1,393,249
                                                                  ----------

NOTE 6 - GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company also reported net losses of $664,173 and $2,011,229 for the twelve months ended November 30, 2000 and 1999 respectively as well as reporting net losses of $4,168,751 from inception (December 24, 1997) to November 30, 2000. As reported on the statement of cash flows. the Company incurred negative cash flows from operating activities of $812,035 and $548,919 for the twelve months ended November 30, 2000 and 1999 respectively and has reported deficient cash flows from operating activities of $2,403,154 from inception (December 24, 1997). To date., these losses and cash flow deficiencies have been financed principally through the sale of common stock ($925,764) and short term debt ($1,408 ,882) which is related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team. maintain reporting compliance and establish long term relationships with other major organizations to develop and distribute the product Malarax. Management anticipates generating revenue through the sales of Malarax during the next fiscal year. The major shareholder's of the organization have committed to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead.

NOTE 7 - ACQUISITION OF SWORD COMP-SOFT CORP.

     On May 29, 2000, the company issued 5,000,000 shares of common stock in exchange for 35.700,000 shares of Sword Comp-Soft, Corp., a Delaware corporation which provides on-line interactive health services through the internet. The transaction was recorded using the "purchase method" as the registrant acquired 76.45% of Sword Comp-Soft., Corp.'s outstanding shares at May 29, 2000.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED NOVEMBER 30,2000 AND 1999
          FROM INCEPTION (DECEMBER 24, 1997) THROUGH NOVEMBER 30, 2000

NOTE 8 - COMMITMENTS

Office Rent

     On December 27. 1997. the company entered into an office rent agreement with 9033-0176 Quebec Inc. for office space. This agreement is for a term of 5 year and the annual rental amount is $58,400.

     The Company has entered into an lease agreement with 9033-0176 Quebec Inc. for office space. The term of the lease begins on May 01, 2000 and terminates on April 30, 2005, with an option to renew for an additional five years. The annual rental amount is $18,000.

     The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of November 30,2000:

                     Year ending November 30:

                            2001 - $ 76,400
                            2002 - $ 76,400
                            2003 - $ 76,400
                            2004 - $ 18,000
                            2005 - $ 18,000
                            ---------------
                            Total  $265,200

     On December 27, 1997. the company entered into an agreement with 9033-0176 Quebec Inc. for usage of all office equipment and receptionist. This agreement is for a term of 5 year and the annual rental amount is $18,000.

Auto Reimbursement

     The company has agreed to reimburse Claude Villenueve, a shareholder, each month an amount of $1,040 relating to auto expenses used in the course of business.

NOTE 9 - RELATED PARTIES

     The company has a note payable with Claude Villenueve, a shareholder, which is unsecured. The note has a term of one year bearing interest in the amount of 7% annum. The amount at November 30, 2000 is $201,338 which includes interest of $2,505.

     On January 9, 1998, the company entered into an agreement with L'Espoir Du Millenaire Inc. whereby L'Espoir Du Millenaire Inc. has marketing and distributor rights for the product Malarax. The agreement is for 5 years and requires L'Espoir Du Millenaire Inc. to make annual payments of $30.000 to Millenia Hope Inc. for the rights. The agreement also allows for renewal of the agreement for an additional 5 years provided that certain sales quotas have been met. L'Espoir Du Millenaire Inc. is owned Mr. Claude Villenueve, a shareholder in Millenia Hope Inc.

NOTE 10 - INCOME TAXES

     The Company did not provide any current or deferred United States federal. state or foreign income tax provision or benefit for the period presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryfowards because of uncertainty regarding its realizability

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED NOVEMBER 3 0, 2000 AND 1999
           FROM INCEPTION (DECEMBER 24,1997) THROUGH NOVEMBER 30. 2000


NOTE II - SHAREHOLDERS' EQUITY

Common Stock

     In December 1997, the company issued 4,000,000 shares of common stock at a price of $0.00505 pursuant to an private placement offering exempt from registration requirements under section 4(2) of the Securities Act of 1933, as amended, and Rule 504 of Regulation D.

     In February 1998, the company issued in accordance with it private placement offering exempt from registration requirements under section 4(2) of the Securities Act of 1933, as amended. and Rule 504 of Regulation D sold 6, 100,000 units (each unit consisting of one (I share of common stock and (1) AN-arrant) at a price of $0.07 per unit. Each warrant entitles the registered holder thereof to purchase at an), time from the date of the offering until the close of business February 11, 2001, one share of common stock at a price of $0.09.

     In March 1999, the Company issued 1,111,220 shares of common stock in settlement of marketing agreements established with organizations for their services which included the marketing of the Company and its product Malarex globally. The total marketing cost was $1,514,215. The company's share value on that date was trading on the OTC Bulletin Board at $1.3627. The transaction was at arm's length with third parties.

     On January 20, 2000, one of the founders of the corporation who was invited to participate at the inception of the corporation based upon on his ability in the area of investor relations agreed to return his 1,000,000 shares to the company for cancellation due to changed personal circumstances in which he was unable to devote significant time and effort to the company. These shares have been classified as treasury, shares.

     On May 29. 2000, the company issued 5,000,000 shares of common stock in exchange for 35,700,000 shares of Sword Comp-Soft., Corp.

     On July 10, 2000, the company issued 353,3351 shares of common stock at a price of $0.09 per share to individuals who exercised their warrants.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999
           FROM INCEPTION (DECEMBER 24,1997) THROUGH NOVEMBER 30,2000


NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED):

Warrants and options

     On February 28, 2000, the company issued 4,644, 156 warrants to settle the following related part notes:

        Current portion of long term debt (net of discount)                    88,800
        Notes payable (principally related parties) (net of discount)       1,172,648
        Long-term debt, less current portion (net of discount)                104,031
        Current year interest expense                                          27,770
                                                                          -----------
                                                                          $ 1,393,249

     In 1998, the Company, in accordance with it private placement memorandum to sell 6,100,000 units (each unit consisting of one (1) share of common stock and one (1) warrant), sold 6,100,000 shares of common stock. Each warrant entitles the registered holder thereof to purchase at any time from the date for a period of three (3) years, one share of common stock at a price of $0.09. As of November 30, 1999 6,100,000 warrants were outstanding.

     On January 29, 1999 the company granted 210,000 options to its chief Operating Officer, Leonard Stella. The options vest 70,000 per year over a three year period. The options are exercisable at $1.50 per share and expire on December 31, 2003. The total dollar value of the options at the date of grant was $315,000. The fair market value of the company's stock which was tradable on the OTC Bulleting Board was $1.50.

     On January 29, 1999 the company granted 150,000 options to its President and Chief Executive Officer. Dominique Morisot. The options vest 50,000 per year over a three-year period. The options are exercisable at $ 1.50 per share and expire on December 3 1, 2003. The total dollar value of the options at the date of grant was $225,000. The fair market value of the company's stock which was tradable on the OTC Bulleting Board was $1.50.

     On January 29, 1999 and January 29, 2000 the company granted 50,000 options to its Vice President Human Resource, Ronald Lapenna. The options vest after one year. The options are exercisable at $1.50 per share and expire on December 31, 2003. The total dollar value of each of the options at the date of grant was $75.000. The fair market value of the company's stock which was tradable on the OTC Bulleting Board was $1.50.

     On February 22, 2000 the Company granted 100,000 options to its vice-chairman of the Board Dr. David Mulder. The options vest after one year. The options are exercisable at $1.50 per share and expire on December 31, 2003. The total dollar value of each of the options at the date of grant was $150,000. The fair market value of the company's stock which was tradable on the OTC Bulleting Board was $150,000.

     On April 19, 1999, the Company granted 100,000 options to its chairman of the Board, Dr. George Tsoukas. The options vest after one year. The options are exercisable at $1.50 per share and expire on December 31, 2003. The total dollar value of the options at the date of grant was $150,000. The fair market value of the company's stock which was tradable on the OTC Bulleting Board was $150,000.

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

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999
           FROM INCEPTION (DECEMBER 24,1997) THROUGH NOVEMBER 30,2000


NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED):



FAS 123 "Accounting for stock based compensation"
Paragraph 47(a)

                                                 Year ended      Year ended
                                                Nov. 30, 2000   Nov. 30, 1999
                                                -------------   -------------

1. Beginning of year -- outstanding
     i. number of options                           560,000             0
     ii. weighted average exercise price                  0             0
2. End of year -- outstanding
     i. number of options                           560,000       560,000
     ii. weighted average exercise price               1.29          1.29
3. End of year -- exercisable
     i. number of options                           320,000             0
     ii. weighted average exercise price               1.13             0
4. During the year -- Granted
     i. number of options                                 0             0
     ii. weighted average exercise price                  0             0
5. During the year -- Exercised
     i. number of options                                 0             0
     ii. weighted average exercise price                  0             0
6. During the year -- Forfeited
     i. number of options                                 0             0
     ii. weighted average exercise price                  0             0
7. During the year -- Expired
     i. number of options                                 0             0
     ii. weighted average exercise price                  0             0
Paragraph 47(b) Weighted-average grant-date
fair value of options granted during the year:
1. Equals market price                                    0          1.29
2. Less than market price                                 0          1.41

Paragraph 47(c) Equity instruments
other than options                                     none          none

Paragraph 47(d) Description of the method and
significant assumptions used during the year
to estimate the fair value of options:
1. Weighted average risk-free interest rate               0          6.10%
2. Weighted average expected life                         0         56.74 months
3. Weighted average expected volatility                   0        128.00%
4. Weighted average expected dividends                 0.00          0.00

Paragraph 47(e) Total compensation cost
recognized in income for stock-based employee
compensation awards                                       0             0

Paragraph 47(f) The terms of significant
modifications of outstanding awards                    none          none

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999
           FROM INCEPTION (DECEMBER 24,1997) THROUGH NOVEMBER 30,2000


NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED):

                                                 Nov. 30, 2000   Nov. 30, 1999
                                                 -------------   -------------

Paragraph 48 - Options outstanding at the date
of the latest statement of financial position
presented:
1. (a) Range of exercise prices                                    $0.30-$1.50
   (b) Weighted-average exercise price                                    1.29
2. Weighted-average remaining contractual life
   (in months)                                                           56.74


                                                                                Inception
                                                                              Dec. 24, 1997
                                               Year ended      Year ended        Through
                                              Nov. 30, 2000   Nov. 30, 1999   Nov. 30, 2000
                                              -------------   -------------   -------------

Net Income after proforma effect                (664,173)      (2,032,229)      (4,189,752)
Earnings per share after proforma effect        $(0.0423)        $(0.1839)

                                   SIGNATURES


     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                            MILLENIA HOPE INC.


Date: April 18, 2001        /s/ George Tsoukas
                            ------------------------
                            George Tsoukas, Chairman and Director


Date: April 18, 2001        /s/ David Mulder
                            ----------------------------
                            David Mulder, Vice Chairman and Director


Date: April 18, 2001        /s/ Dominique Morisot
                            ---------------------------------
                            Dominique Morisot, President/CEO and Director


Date: April 18, 2001        /s/ Leonard Stella
                            ------------------------------
                            Leonard Stella, Chief Operating Officer and Director
                            (Principal Financial Officer)


Date: April 18, 2001        /s/ Ronald Lapenna
                            ---------------------------
                            Ronald Lapenna, VP Personnel and Director