Form 10KSB/A
period 2000-11-30
MILLENIA HOPE INC
filed 2001-04-24
CIK 1060827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB/A

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

Year ended November 30, 2000 Compared to Year Ended November 30, 1999.

Our Sword Subsidiary started generating revenue in June 2000. Total revenue for 2000 was $302,494 and had associated direct costs of $208,002 compared to $27,500 in revenue for the same period in 1999 a gain in net revenue of $66,992.

Selling, general and administrative expenses were $455,181 for the year 2000. This represented an increase of $325,178 from $120,003 for 1999. This increase was attributable to the higher costs associated with our Sword subsidiary, legal and professional fees and building the infrastructure required to handle and promote rapid growth.

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

As a result of the foregoing we incurred a net loss of $657,393 for the year 2000, compared to a loss of $2,011,229 for the year 1999.

Liquidity and Capital Resources

Net cash provided from financing activities, net of operating and investing activities from December 01, 1999, through November 30, 2000, was $10,208. At November 30, 2000, we had an accumulated deficit from operating activities of $2,401,666.

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

(b) Summary Compensation Table of Directors

SUMMARY COMPENSATION TABLE

Name and                                                    Long-term
Principal Position            Year      Salary    Bonus    Compensation: Options
--------------------------------------------------------------------------------
George Tsoukas                2000      0         0        100,000 options (1)
Chairman and Director

David Mulder                  2000      0         0        50,000 options (2)
Vice chairman and  Director

Dominique Morisot             2000      0         0        150,000 options (3)
President/CEO and DIrector

Leonard Stella                2000      0         0        210,000 options (3)
Chief Operating Officer and
Director

Ronald Lapenna                2000      0         0        50,000 options (4)
VP_Personnel & Director

Alain Soucy                   2000      18,000    0        0
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

     (2) Exercisable commencing February 22, 2001 at $1.50 per share until December 31, 2003.

     (3) Vest equally over 3 years commencing January 29, 2000. Exercisable at $1.50 per share until December 31, 2003.

     (4) Vested on January 29, 2001. Exercisable at $1.50 per share until December 31, 2003.

     (5)  Resigned as chairman on April 19, 2000.

(c)  Options /SAR Grants Table

                           OPTION GRANTS IN LAST YEAR
                               (Individual Grants)


Name               Number of     % of Options    Exercise Price
                   Options       Granted 2000    (per share)        Expiration

George Tsoukas     100,000       40%             $1.50              12/31/03

David Mulder       50,000        25%             $1.50              12/31/03

Ronald Lapenna     50,000        25%             $1.50              12/31/03

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

Name and Address                      Amount and Nature         Percent of class
Of Beneficial Owner                   of Beneficial Owner

Sword Comp-Soft (7)                   5,000,000                 24.36
4055 St Catherine West
Suite 133
Westmount, Quebec

Tom Bourne                            1,000,000                 4.9
7755 Texas Trail
Boca Raton, FL

Ronald Lapenna (2) (3)                150,000                   *

Dominique Morisot (2) (4)             100,000                   *

Leonard Stella (1)                    150,000                   *

George TsoukaS (5)                    100,000                   *

David Mulder (5)                       50,000                   *

All directors and Executive
Officers as a group (5 persons)(6)    550,000                   2.7

----------

* Less than 1%

     (1)  Includes 140,000 currently exercisable stock options
     (2)  Uses Company Address
     (3)  Includes 100,000 currently exercisable stock options.
     (4)  Consists of currently exercisable stock options.
     (5)  Consists 50,000 stock options
     (6)  Includes 340,000 currently exercisable stock options.
     (7)  Company is a subsidiary of Millenia Hope Inc.

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

10.1 Purchase Agreement for Voacamine

10.2 Purchase Agreement for Research Data

10.3 Purchase Agreement for Strychonos

10.4 Licensing Agreement with L'Espoir Du Millenaire Inc.

10.5 Lease Agreement

                                Mark Cohen C.P.A.
                           1772 East Trafalgar Circle
                               Hollywood, Fl 33020
                                (954) 922 - 6042
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Millenia Hope Inc.

We have audited the accompanying consolidated balance sheet of Millenia Hope Inc. (a company in the development stage) and subsidiaries as of November 30, 2000 and 1999 and the related statements of operations, shareholders' equity (deficiency) and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Millenia Hope Inc. and subsidiaries at November 30, 2000 and 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has experienced an operating loss that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






Mark Cohen C.P.A.
A Sole Proprietor Firm


Hollywood, Florida
April 13, 2001

                               Millenia Hope, Inc.
                           Consolidated Balance Sheet
                              at November 30, 2000


                                                                              November 30, 2000  November 30, 1999
                                                                              -----------------  -----------------
                                          Assets

     Current Assets
          Cash and cash equivalents                                                 $    14,140        $     3,933
          Note Receivable - 3rd Party                                                   140,434                 --
          Other current assets                                                           76,400                 --
                                                                                    -----------        -----------
            Total current assets                                                        230,974              3,933
     Property and equipment, net                                                         99,606             46,236
     Deposits                                                                         1,000,000                 --
     Other Assets                                                                        32,000                 --
                                                                                    -----------        -----------
            Total assets                                                              1,362,580             50,169
                                                                                    ===========        ===========


                           Liabilities and Shareholder's Equity

     Current Liabilities
          Accounts payable and accrued liabilities                                       88,344            165,200
          Current portion of long term debt ( net of discount)                               --             88,800
          Notes payable (principally related parties) (net of discount)                 196,338          1,223,853
          Other current liabilities                                                          --             11,450
                                                                                    -----------        -----------
            Total current liabilities                                                   284,682          1,489,303
          Long-term debt, less current portion (net of discount)                             --            104,031


     Minority Interest                                                                   48,458                 --

      Shareholder's Equity
          Common Stock, $.0001 par value; authorized 70,000,000                           2,052              1,121
             shares; issued and outstanding 20,526,515 and 11,211,220
             respectively
          Warrants                                                                    1,393,247                 --
          Paid in Capital                                                             3,796,013          1,960,294
          Cost of Treasury Shares                                                           100                 --
          Deficit accumulated during the development stage                           (4,161,972)        (3,504,579)
                                                                                    -----------        -----------
            Total Shareholder's Equity                                                1,029,440         (1,543,165)

             Total liabilities and shareholder's equity                             $ 1,362,580        $    50,169
                                                                                    ===========        ===========



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



                                                                                                                   Inception
                                                                                                               (December 24, 1997)
                                                                                                                    through
                                                                        November 30, 2000   November 30, 1999   November 30, 2000
                                                                        -----------------   -----------------   -----------------


     Revenues:                                                               $    302,494       $     27,500       $   329,994

     Cost of Revenues:                                                            208,002                 --           208,002

                                                                             ------------       ------------       -----------
                                                                                   94,492             27,500           121,992

     Operating expenses:
            Marketing                                                              59,453          1,514,215         1,573,668
            Patent Rights                                                              --            258,527         1,005,827
            Other Development Costs                                                58,000                 --           276,515
            Rent                                                                   70,270             61,250           207,920
            Travel                                                                112,859                 --           234,859
            Selling, general and administrative expenses                          445,181            120,003           857,184
                                                                             ------------       ------------       -----------
               Total operating expenses                                           745,763          1,953,995         4,155,974

               Income/(Loss) before other income (expense)                       (651,271)        (1,926,495)       (4,033,982)

     Other income (expense):
            Interest income                                                         2,251                 --             2,251
            Interest expense                                                      (30,275)           (84,734)         (152,143)
                                                                             ------------       ------------       -----------
               Total other income (expense)                                       (28,024)           (84,734)         (149,892)

     Net income/(Loss) before minority interest                                  (679,295)        (2,011,229)       (4,183,874)

     Minority interest in net income/(loss) of subsidiary                         (21,902)                --           (21,902)
                                                                             ------------       ------------       -----------

     Net income/(Loss)                                                           (657,393)        (2,011,229)       (4,161,972)
                                                                             ============       ============       ===========


     Basic weighted average common shares outstanding                          15,718,088         11,052,384
                                                                             ============        ===========

     Basic Loss per common share                                             $    (0.0418)       $   (0.1820)
                                                                             ============        ===========

                   Read the accompanying significant notes to financial statements, which are an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        STATEMENT OF SHAREHOLDERS'EQUITY
           FROM INCEPTION (DECEMBER 24,1997) THROUGH NOVEMBER 30,2000





                                                                  Common                    Warrants            Paid in
                                                           Shares         Amount          #         Amount      Capital
                                                        -----------    -----------    ---------   ----------   ----------


     Balance, beginning December 24, 1997:                       --    $        --           --   $       --   $       --
     Proceeds from December 1997 private placement        4,000,000            400           --           --       19,800
     Proceeds from February 1998 private placement        6,100,000            610           --           --      426,390
     Net loss year ended November 30, 1998               (1,493,350)    (1,493,350)
                                                        -----------    -----------    ---------   ----------   ----------
     Balance at November 30, 1998                        10,100,000          1,010           --           --      446,190

     March 20, 1999 settlement of marketing contracts     1,111,220            111           --           --    1,514,104
     Net loss year ended November 30, 1999
                                                        -----------    -----------    ---------   ----------   ----------
     Balance, ending November 30, 1999:                  11,211,220          1,121           --           --    1,960,294

     January 17, 2000 exercise of warrants                  563,000             56           --           --       50,614
     January 20, 2000 cancellation of founder shares     (1,000,000)          (100)          --           --           --
     February 29, 2000 warrants issued to settle debt                                 4,644,156    1,393,247           --
     May 29, 2000 issuance of shares for acquisition      5,000,000            500           --           --      128,978
     May 31, 2000 exercise of warrants                    4,398,944            440           --           --      395,652
     July 10, 2000 exercise of warrants                     353,351             35           --           --       31,766
     August 11, 2000 Richgold share reimbursement                --             --           --           --    1,165,000
     August 31, 2000 collection of subsidiary share              --             --           --           --       63,708
     receivable
     Net loss year ended November 30, 2000                       --             --           --           --           --
                                                        -----------    -----------    ---------   ----------   ----------

     Balance, ending November 30, 2000                   20,526,515    $     2,052    4,644,156   $1,393,247   $3,796,013
                                                        ===========    ===========    =========   ==========   ==========


                                                                                 Accumulated
                                                                                Deficit during     Total
                                                              Treasury           Development    Shareholders'
                                                         Shares       Amount        Stage          Equity
                                                        ---------   ----------   -----------    -----------


     Balance, beginning December 24, 1997:                     --   $       --   $        --    $        --
     Proceeds from December 1997 private placement             --           --            --         20,200
     Proceeds from February 1998 private placement             --           --            --        427,000
     Net loss year ended November 30, 1998
                                                        ---------   ----------   -----------    -----------
     Balance at November 30, 1998                              --           --    (1,493,350)    (1,046,150)

     March 20, 1999 settlement of marketing contracts          --           --            --      1,514,215
     Net loss year ended November 30, 1999                                        (2,011,229)    (2,011,229)
                                                        ---------   ----------   -----------    -----------
     Balance, ending November 30, 1999:                        --           --    (3,504,579)    (1,543,164)

     January 17, 2000 exercise of warrants                     --           --            --         50,670
     January 20, 2000 cancellation of founder shares    1,000,000          100            --             --
     February 29, 2000 warrants issued to settle debt          --           --            --      1,393,247
     May 29, 2000 issuance of shares for acquisition           --           --            --        129,478
     May 31, 2000 exercise of warrants                         --           --            --        396,092
     July 10, 2000 exercise of warrants                        --           --            --         31,801
     August 11, 2000 Richgold share reimbursement              --           --            --      1,165,000
     August 31, 2000 collection of subsidiary share            --           --            --         63,708
     receivable
     Net loss year ended November 30, 2000                     --           --      (657,393)      (657,393)
                                                        ---------   ----------   -----------    -----------

     Balance, ending November 30, 2000                  1,000,000   $      100   $(4,161,972)   $ 1,029,440
                                                        =========   ==========   ===========    ===========


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


                                                                                                                      Inception
                                                                                                                 (December 24, 1997)
                                                                                                                       through
                                                                          November 30, 2000   November 30, 1999   November 30, 2000
                                                                          -----------------   -----------------   -----------------

     CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Income (Loss)                                                       (657,393)             $(2,011,229)        $(4,161,972)
     Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
                   Depreciation and amortization                               20,631                   14,564              50,395
                   Issuance of stock for marketing services                        --                1,514,215           1,514,215
                   Issuance of note for other development costs                    --                   13,581             192,831
                   (subsequently converted to warrants)
                   Accrued interest income                                     (2,251)                      --              (2,251)
                   Accrued interest expense                                     2,504                       --               2,504
                   Interest expense settled with issuance of note              27,770                       --              27,770
                   (subsequently converted to warrants)
     Changes in Operating assets and liabilities:
                   Receivables and Other Assets                              (108,400)                      --            (108,400)
                   Accounts Payable and Accrued Liabilities                   (92,806)                 (80,050)             83,844
                                                                          -----------              -----------         -----------

     Net cash provided by/(used in) operating activities                     (809,945)                (548,919)         (2,401,066)


     CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of Property and equipment                                       (50,780)                      --            (126,780)
     Deposits on future acquisitions                                       (1,000,000)                      --          (1,000,000)
     Issuance of stock for subsidiaries cash balance                           40,628                       --              40,628
     Repayment of subsidiary related party note receivable                     34,233                       --              34,233
     Collection of subsidiary share subscription receivable                    83,331                       --              83,331
     Note Receivable - 3rd Party                                             (106,834)                (106,834)
     Minority interest portion of net income/(loss) of subsidiary             (21,902)                      --             (21,902)
                                                                          -----------              -----------         -----------

     Net cash provided by/(used in) investing activities                   (1,021,324)                      --          (1,097,324)


     CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from:
       Notes payable, principally related parties (net of discount)           198,101                  531,853           1,421,954
       Note payable - subsidiary                                                   --
       Issuance of stock                                                      478,376                       --             925,576
       Contribution to Paid in Capital                                      1,165,000                       --           1,165,000
                                                                          -----------              -----------         -----------

     Net cash provided by/(used in) financing activities                    1,841,477                  531,853           3,512,530
                                                                          -----------              -----------         -----------


     Net increase (decrease) in cash and cash equivalents                      10,208                  (17,066)             14,140
     Cash and cash equivalents, beginning of period                             3,933                   21,000                  --
                                                                          -----------              -----------         -----------

     Cash and cash equivalents, end of period                             $    14,140              $     3,933         $    14,140
                                                                          ===========              ===========         ===========



     Supplemental Schedule of noncash investing and financing activities:

     On February 28, 2000, the company issued 4,644,156 warrants to settle the following related party notes:

         Notes payable (principally related parties) (net of discount)                  1,172,648
         Long -term debt, less current portion (net of discount)                          104,031
         Current portion of long term debt ( net of discount)                              88,800
         Current year interest expense                                                     27,770
                                                                                        ---------
                                                                                        1,393,249

     On May 29, 2000, the company issued 5,000,000 shares of common stock in exchange for 35,700,000 shares of Sword Comp-Soft, Corp., a Delaware corporation which provides on-line interactive health services through the internet. The transaction was recorded using the "purchase method" as the registrant acquired
     76.45% of Sword Comp-Soft, Inc.'s outstanding shares at May 29, 2000
       The following assets were acquired through this transaction:
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


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     Millenia Hope Inc. was incorporated in the State of Delaware on December 24, 1997. Through its acquisition of the patent rights for Malarax and Strychnos, the Company participates in the treatment and prevention of malaria. Although there is no assurance that the patent will ever be issued, management feels the likelihood of issuance is probable (high) due to the positive test results attained in clinical studies.

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

Impairment of long-lived assets:

    Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Revenue Recognition:

    The company currently recognizes revenue in the form of licensing/distributor fees which are recorded over the life of the licensing agreement using the straight line method. Currently the company has one agreement with a term of 5 years commencing on January , 1999. The Company's subsidiary sources of revenue are fees charged for access to the Company's Application Software Program (ASP), advertising fees to pharmaceutical and healthcare organizations to advertise on the Company's web site, sales to pharmaceutical and healthcare organizations of raw data collected by the Company's web site and ASP, software consultation, and internet site hosting. The Company's revenues recognized to date are software consultation and internet site hosting.

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

Earnings (Loss) per share calculation:

    Earnings (Loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings (loss) per share, which is based on the weighted-average number of common shares outstanding during the period, and diluted earnings
    (loss) per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Options and warrants are not considered in calculating diluted earnings
    (loss) per share since considering such items would have an anti-dilutive effect.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999
          FROM INCEPTION (DECEMBER 24, 1997) THROUGH NOVEMBER 30, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent Accounting Pronouncements:

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Board (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", amended by Statements of Financial Accounting Standards Board (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement 133" and Statement of Financial Accounting Standards Board (SFAS) No. 138, "Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133." These new standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. This Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.


NOTE 3 - DETAILS OF FINANCIAL STATEMENT COMPONENTS

                                                     November 30,  November 30,
                                                            2000          1999
                                                     -----------   -----------

     Other current assets:
        Prepaid rent                                    $ 58,400      $    --
        Prepaid administrative fee                        18,000           --
                                                        --------      -------
                                                        $ 76,400      $    --

     Property and Equipment:
          Furniture and Fixtures                        $ 15,900      $15,900
          Equipment                                       70,285           --
          Leasehold Improvements                          63,816       60,100
                                                        --------      -------
                                                         150,001       76,000
         Accumulated Depreciation/Amortization            50,395       29,764
                                                        --------      -------
            Property, and Equipment, net                $ 99,606      $46,236


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

NOTE 5 - NOTES PAYABLE AND LONG TERM DEBT

     The company has a note payable with Claude Villenueve, a shareholder, which is unsecured. The note has a term of one year bearing interest in the amount of 7% annum. The amount at November 30, 2000 including interest is $196,338.

     On February 28, 2000, the company paid $51,205 in cash and issued 4,644,156 warrants to settle the following related party notes payable and long term debt including the current portion:

Current portion of long term debt ( net of discount)            $   88,800
Notes payable (principally related parties) (net of discount)    1,172,648
Long -term debt, less current portion (net of discount)            104,031
Current year interest expense                                       27,770
                                                                ----------
                                                                $1,393,249
                                                                ==========


NOTE 6 - GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company also reported net losses of $657,393 and $2,011,229 for the twelve months ended November 30, 2000 and 1999 respectively as well as reporting net losses of $4,161,972 from inception (December 24, 1997) to November 30, 2000. As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $809,945 and $548,919 for the twelve months ended November 30, 2000 and 1999 respectively and has reported deficient cash flows from operating activities of $2,401,066 from inception (December 24, 1997). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock ($925,764) and short term debt ($1,421,954) which is related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long term relationships with other major organizations to develop and distribute the product Malarax. Management anticipates generating revenue through the sales of Malarax during the next fiscal year. The major shareholder's of the organization have committed to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead.


NOTE 7 -  ACQUISITION OF SWORD COMP-SOFT

     On May 29, 2000, the company issued 5,000,000 shares of common stock and 5,000,000 warrants in exchange for 35,700,000 shares of Sword Comp-Soft, Corp., a Delaware corporation which provides on-line interactive health services through the internet. The warrants are exercisable at $2.00 USD and expire on May 29, 2003. The transaction was recorded using the "purchase method" as the registrant acquired 76.45% of Sword Comp-Soft, Corp.'s outstanding shares at May 29, 2000.

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

          The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of November 30, 2000:

                  Year ending November 30:
                           2001 -   $  76,400
                           2002 -   $  76,400
                           2003 -   $  76,400
                           2004 -   $  18,000
                           2005 -   $  18,000
                                    ---------
                           Total    $ 265,200
                                    =========

          On December 27, 1997, the company entered into an agreement with 9033-0176 Quebec Inc. for usage of all office equipment and receptionist. This agreement is for a term of 5 year and the annual rental amount is $18,000.

Auto Reimbursement

          The company has agreed to reimburse Claude Villenueve, a shareholder, each month an amount of $1,040 relating to auto expenses used in the course of business.

NOTE 9 - RELATED PARTIES

     The company has a note payable with Claude Villenueve, a shareholder, which is unsecured. The note has a term of one year bearing interest in the amount of 7% annum. The amount at November 30, 2000 is $196,338 which includes interest of $2,505.

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


NOTE 11 - SHAREHOLDERS' EQUITY

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
                                                                     ----------
                                                                     $1,393,249
                                                                     ==========

     In 1998, the Company, in accordance with it private placement memorandum to sell 6,100,000 units (each unit consisting of one (1) share of common stock and one (1) warrant), sold 6,100,000 shares of common stock. Each warrant entitles the registered holder thereof to purchase at any time from the date for a period of three (3) years, one share of common stock at a price of $0.09. As of November 30, 1999, 6,100,000 warrants were outstanding.

     On May 29, 2000, the company issued 5,000,000 shares of common stock and 5,000,000 warrants in exchange for 35,700,000 shares of Sword Comp-Soft, Corp., a Delaware corporation which provides on-line interactive health services through the internet. The warrants are exercisable at $2.00 USD and expire on May 29, 2003.

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


NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED):

     On February 22, 2000, the Company granted 50,000 options to its Vice-chairman of the Board, Dr. David Mulder. The options vest after one year. The options are exercisable at $1.50 per share and expire on November 30, 2003. The total dollar value of the options at the date of grant was $75,000. The fair market value of the company's stock which was tradable on the OTC Bulleting Board was $1.00.

     On April 19, 2000, the Company granted 100,000 options to its new Chairman of the Board, Dr. George Tsoukas. The options vest after one year. The options are exercisable at $1.50 per share and expire on November 30, 2003. The total dollar value of the options at the date of grant was $150,000. The fair market value of the company's stock which was tradable on the OTC Bulleting Board was $1.60.

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

                                                       Year ended     Year ended
FAS 123 "Accounting for stock based compensation    Nov. 30, 2000  Nov. 30, 1999
                                                    -------------  -------------
Paragraph 47 (a)
1  Beginning of year - outstanding
     i.  number of options                                560,000              0
     ii.  weighted average exercise price                    1.29              0
2  End of year - outstanding
     i.  number of options                                710,000        560,000
     ii. weighted average exercise price                     1.46           1.29
3  End of year - exercisable
     i.  number of options                                320,000              0
     ii. weighted average exercise price                     1.13              0
4  During the year - Granted
     i.  number of options                                150,000        560,000
     ii. weighted average exercise price                     1.50           1.29
5  During the year - Exercised
     i.  number of options                                      0              0
     ii. weighted average exercise price                        0              0
6  During the year - Forfeited
     i.  number of options                                      0              0
     ii. weighted average exercise price                        0              0
7  During the year - Expired
     i.  number of options                                      0              0
     ii. weighted average exercise price                        0              0
Paragraph 47 (b) Weighted-average grant-date fair
value of options granted during the year:
1.  Equals market price                                         0           1.29
2.  Less than market price                                    .67           1.41
3.  Exceeds market price                                      .28              0

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999
          FROM INCEPTION (DECEMBER 24, 1997) THROUGH NOVEMBER 30, 2000


NOTE 11 - SHAREHOLDERS' EQUITY (CONTINUED):

Paragraph 47(C)Equity instruments other than options             none      none

Paragraph 47(d) Description of the method and significant
assumptions used during the year to estimate the
fair value of options:
1.  Weighted average risk-free interest rate            7.00%        6.10%
  2.  Weighted average expected life                   36.00month   56.74 months
  3.  Weighted average expected volatility               100%      128.00%
     4.  Weighted average expected dividends            0.00         0.00

Paragraph 47(e) Total compensation cost recognized
in income for stock-based employee compensation awards   0            0

Paragraph 47(f) The terms of significant modifications
of outstanding awards.                                  none         none

                                                               Nov. 30,         Nov. 30,
                                                                 2000             1999
                                                              ------------   ------------
Paragraph 48 - Options outstanding at the date of the latest statement of financial position presented:
1.(a) Range of exercise prices                                 $0.30-$1.50    $0.30-$1.50
  (b) Weighted-average exercise price                             1.46           1.29
2.Weighted-average remaining contractual life (in months)        23.60          56.74




                                                                                   Inception
                                                                               Dec. 24, 1997
                                                Year ended       Year ended          Through
                                             Nov. 30, 2000    Nov. 30, 1999    Nov. 30, 2000
                                           ---------------  ---------------    -------------

Net Income after proforma effect                  (664,173)      (2,032,229)     (4,189,752)
Earnings per share after proforma effect   $       (0.0423) $       (0.1839)


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