Form 10QSB
period 2001-05-31
MILLENIA HOPE INC
filed 2001-07-12
CIK 1060827

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 31, 2001 Issuer had 27,617,515 outstanding shares of Common Stock.



                                      INDEX

PART I: FINANCIAL INFORMATION


     Item 1. Financial Statements

          Consolidated Balance Sheet (Unaudited) at May 31, 2001 Consolidated Statement of operations (Unaudited) for the three and six months ended May 31, 2001 and May 31, 2000 and from inception (December 24, 1997) to May 31, 2001, Consolidated Statement of cash flows (Unaudited) for the six months ended May 31, 2001 and 2000, and from inception (December 24, 1997) to May 31, 2001. Notes to the Financial Statements (Unaudited)

                               MILLENIA HOPE INC.
                           CONSOLIDATED BALANCE SHEET
                                 AT May 31, 2001
                                   (UNAUDITED)


                                     Assets

Current Assets
     Cash and cash equivalents                                      $       613
     Note Receivable - 3rd party                                         69,166
     Note Receivable - Related Party                                     82,936
     Other current assets                                                36,094
                                                                    -----------

       Total current assets                                             188,809
         Property and equipment, net                                     82,372
Deposits                                                                500,000
Other Asset                                                              32,000
                                                                    -----------
Total assets                                                            803,181

                      Liabilities and Shareholders' Equity

Current Liabilities
     Accounts payable and accrued liabilities                            91,500
     Notes payable (principally related parties) (net of discount)      196,619
     Other current liabilities                                            2,500
                                                                    -----------

       Total current liabilities                                        290,619

Minority Interest                                                        36,910

 Shareholders' Equity
     Common Stock, $.0001 par value; authorized
          70,000,000 shares; issued and outstanding 27,617,515            2,762
     Warrants                                                         1,393,247
     Paid in Capital                                                  4,192,448
     Share Subscription Receivable                                     (237,500)
     Cost of Treasury Shares                                                100
     Deficit accumulated during the development stage                (4,875,405)
                                                                    -----------

       Total Shareholder's Equity                                       475,652
        Total liabilities and shareholder's equity                      803,181
                                                                    ===========


                   Read the accompanying significant notes to

  financial statements, which are an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
           FOR THE 3 MONTHS AND SIX MONTHS ENDED May 31, 2001 AND 2000
            FROM INCEPTION (DECEMBER 24, 1997) THROUGH MAY 31, 2001.
                                  (UNAUDITED)


                                                                   Three Months                  Six Months
                                                                   Ended May 31,                 Ended May 31,          Inception
                                                                   -------------                 -------------        (Dec 24, 1997)
                                                                                                                         Through

                                                                2001            2000          2001           2000      May 31, 2001
                                                                ----            ----          ----           ----      ------------

Revenue:                                                  $     67,155          7,500        168,464         15,000        498,459

Operating expenses:
     Marketing                                                    --             --             --             --        1,573,668
     Patent Rights                                             624,395           --          624,395           --        1,630,222
     Other Development Costs                                      --             --             --             --          276,515
     Rent                                                       23,600         19,100         47,200         38,200        263,029
     Travel                                                       --           40,230          2,675         40,230        237,534
     Consulting                                                 52,103           --          142,163           --          344,589
     Selling, general and administrative expenses               36,178         38,257         62,209         67,759        930,058
                                                          ------------    -----------    -----------    -----------    -----------
                   Total operating expenses                    736,276         97,587        878,642        146,189      5,255,615

                   Loss before other income (expense)         (669,121)       (90,087)      (710,178)      (131,189)    (4,757,156)

     Other income (expense):
           Interest expense (Net)                                 (834)          --           (1,808)       (27,770)      (151,700)
                                                          ------------    -----------    -----------    -----------    -----------

                           Total other income (expense)           (834)          --           (1,808)       (27,770)      (151,700)

     Net (Loss) before Minority Interest                      (669,955)       (90,087)      (711,986)      (158,959)    (4,909,856)

     Minority Interest in Net Loss of Subsidiary                (1,362)          --           (5,332)          --          (33,451)
                                                          ------------    -----------    -----------    -----------    -----------

     Net Loss                                                 (668,593)       (90,087)      (706,654)      (158,959)    (4,875,405)
                                                          ============    ===========    ===========    ===========    ===========

     Basic weighted average common shares outstanding       21,476,515     13,056,087     21,001,535     12,029,919     18,951,705
                                                          ============    ===========    ===========    ===========    ===========


     Basic Loss per common share                          $    (0.0311)   $   (0.0069)   $   (0.0336)   $   (0.0132)   $   (0.2573)
                                                          ============    ===========    ===========    ===========    ===========


Read the accompanying notes to financial statements, which is an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED MAY 31, 2001 AND 2000
             FROM INCEPTION (DECEMBER 24, 1997) THROUGH MAY 31, 2001
                                  (UNAUDITED)


                                                                                                           Inception
                                                                                                         (Dec 24, 1997)
                                                                               Six Months Ended             through
                                                                         May 31, 2001    May 31, 2000     May 31, 2001
                                                                         ------------    ------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                          (706,654)       (158,959)       (4,875,405)
Adjustements to reconcile net income (loss) to net cash
used in operating activites:
         Depreciation and amortization                                       14,494           7,002            64,580
         Issuance of stock for general and administrative expenses           18,750            --              18,750
         Issuance of stock for patent rights                                124,395            --             124,395
         Issuance of stock for marketing services                              --              --           1,514,215
         Issuance of note for other development costs                          --              --             192,831
         (subsequently converted to warrants)
         Interest expense settled with issuance of note                        --            27,770            27,770
         (subsequently converted to warrants)
Changes in Operating assets and liabilities:
         Receivable and other Assets                                         28,638            --            (154,596)
         Accounts Payable and Accrued Liabilities                            (4,061)         41,884            89,500
                                                                           --------        --------        ----------

Net cash provided by / (used in) operating activities                      (524,438)        (82,303)       (2,997,960)
                                                                           --------        --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property and equipment                                             (667)           --            (144,880)
Issuance of stock for subsidiaries cash balance                                --            40,628            40,628
Repayment of subsidiary related party note receivable                          --              --              34,233
Collection of subsidiary share subscription receivable                         --              --              83,331
Minority interest portion of net income/ (loss) of subsidiary                (5,332)           --             (33,451)
Deposits on future acquisitions                                             500,000            --            (500,000)
                                                                           --------        --------        ----------

Net cash provided by / (used in) investing activities                       494,001          40,628          (520,139)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
         Notes payable, principally related parties (net of discount)          --           (51,205)        1,369,267
         Notes payable - subsidiary                                            --            42,181            42,181
         Issuance of stock                                                   16,500         446,762           942,264
         Contribution to Paid in Capital                                       --              --           1,165,000
                                                                           --------        --------        ----------

Net cash provided by / (used in) financing activities                        16,500         437,738         3,518,712
                                                                           --------        --------        ----------

Net increase (decrease) in cash and cash equivalents                        (13,937)        396,063               613
Cash and cash equivalents, beginning of period                               14,550           3,933              --
                                                                           --------        --------        ----------

Cash and cash equivalents, end of period                                        613         399,996               613
                                                                           ========        ========        ==========

Supplemental Schedule of noncash investing and financing activities:

On February 28, 2000, the company issued 4,644,156 warrants to settle the following related party notes:

     Notes payable (principally related parties) (net of discount)     1,172,648
     Long-term debt, less current portion (net of discount)              104,031
     Current portion of long term debt (net discount)                     88,800
     Current year interest expense                                        27,770
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

     The following liabilities were assumed through this transaction:
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

Between March 14, 2001 and May 31, 2001 the company issued 75,000 shares in settlement of general and administrative expenses in the amount of $ 18,750.

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

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $668,593 and $706,654 for the three months and six ended May 31, 2001 as well as reporting net losses of $4,875,405 from inception (December 24, 1997) to May 31, 2001. As reported on the statement of cash flows, the Company had negative cash flows from operating activities of $524,438 for the three months ended May 31, 2001 and has reported deficient cash flows from operating activities of $3,801,341 from inception (December 24, 1997). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $942,264 and short term debt $ 1,172,648 which is related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long term relationships with other major organizations to develop and distribute the product Malarex. Management anticipates generating revenue through the sales of Malarax during the next fiscal year. The major shareholder's of the organization have committed to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead.

NOTE 5 - STOCKHOLDER'S EQUITY

On January 10, 2001 the company sold 66,000 shares of common stock at a price of $0.25 per share pursuant to Regulation S. Between March 14, 2001 and May 24, 2001 the company sold 950,000 shares of common stocks at a price of $0.25 per share pursuant to Regulation S. The aforementioned $237,5000 from stock sales have not yet been received by the corporation and are recorded as a diminution of shareholders' equity as a share subscription receivable. Between March 14, 2001 and May 3, 2001 the company issued 75,000 shares of common stock, pursuant to Regulation S, in settlement of general administrative expenses. The total amount of these expenses was $ 18,750. These transactions were at arm's length with third parties.

NOTE 6 - PATENT RIGHTS

On May 31, 2001, Millenia Hope and Liquid Asset Corp signed a finalized purchase agreement that gives Millenia Hope the exclusive worldwide rights to oxygenate intravenous solutions until September 1, 2005 with an option to purchase these same rights for a further 5 years period. The purchase price for these rights to September 1, 2005 is $ 500,000 in cash, already paid as an initial deposit, 6 million Millenia Hope common shares and 2 million non-registered common shares of Sword Comp-Soft Corp. that are owned by Millenia.

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

Liquidity and cash flow needs of the company

From December 1st, 2000 to May 31, 2001 the company and its subsidiary incurred operating expenses and interest expenses in the amount of $ 880,450 while recording net cash revenues of $ 168,464. From June 1st, 2001 to November 30th, 2001, the fiscal year end, the company anticipates that its net cash flow needs, including that of its subsidiary, will be $ 350,000 primarily to cover day to day operating expenses. These funds will be covered by revenue received and any shortfalls will be met by the officers and certain shareholders as previously outlined.

On January 20, 2000, after ongoing discussions, one of the founding shareholders agreed to return his 1,000,000 shares to the company's treasury due to his inability to provide certain services to the corporation.

On May 29, 2000, the company acquired thirty five million seven hundred thousand (35,700,000) shares of SWORD COMP-SOFT CORP., this being 51% of SWORD's authorized capital, in exchange for five million (5,000,000) common shares, and five million warrants (5,000,000), entitling the registered holder thereof to purchase at any time from that date for a period of three (3) years, one share of common stock at a price of two dollars ($2).

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

Animal tests run under the auspices of the Institute Armand Frappier in Montreal, Quebec in August 2000 confirmed a significant increase, 40% and more, in the blood level oxygen of the subject animals after the infusion of the oxygenated intravenous solution.

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

On May 31, 2001, Millenia Hope and Liquid Asset Corp. signed the finalized purchase agreement. The terms of this agreement give Millenia the exclusive worldwide rights to oxygenate intravenous solutions until September 1, 2005 with an option to purchase these same rights for a further 5 year period. The purchase price for these rights to September 1, 2005 is $500,000 in cash, already paid as an initial deposit, 6 million Millenia Hope common shares and 2 million non-registered common shares of Sword Comp-Soft Corp. that are owned by Millenia.

Liquid Asset was incorporated on November 29, 1999 and commenced activities in September 2000. Mr. Leonard Stella, Chief Operating Officer of Millenia Hope, will fill the same position with Liquid Asset Corp. as well as sitting on its Board of Directors.

On May 31st, 2001, Millenia Hope's wholly owned Canadian subsidiary, Millenia Hope Pharmaceuticals Ltd. announced, that, based on its best estimates, it will build a research and production laboratory, to be located in the greater Montreal region, within the next 24 months.

Part II other information

Item 2: Sales of Unregistered securities


Date of       Title of       Number     Consideration       Exemption from
Sale          Security       Sold       Received            Registration claimed

1/10/2001     common shares  66,000     $ 16,500            Regulation S

3/14/2001     common shares 150,000     $ 37,500            Regulation S

                                        Settlement of
                                        General and
                                        Administrative
                                        Expenses

3/14/2001     common shares 30,000      $  7,500            Regulation S

                                        Settlement of
                                        General and
                                        Administrative
                                        Expenses

3/23/2001     common shares 25,000      $   6,250           Regulation S

4/5/2001      common shares 750,000     $ 187,500           Regulation S

                                        Settlement of
                                        General and
                                        Administrative
                                        Expenses

5/3/2001      common shares 20,000      $ 5,000             Regulation S

5/24/2001     common shares 50,000      $ 12,500            Regulation S


(b)  Reports on Form 8-K

     None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Millenia Hope Inc.
                                                      (Registrant)



Dated July 11, 2001                                 By:  /s/ Leonard Stella
                                                         Chief Operating officer