Form 10-Q
period 2001-08-31
MILLENIA HOPE INC
filed 2001-10-15
CIK 1060827

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 31, 2001 Issuer had 27,617,515 outstanding shares of Common Stock.




                                      INDEX

PART I:   FINANCIAL INFORMATION


  Item 1. Financial Statements

          Consolidated Balance Sheet (Unaudited) at August 31, 2001 Consolidated Statement of Operations (Unaudited) for the three and nine months ended August 31, 2001 and August 31, 2000 and from inception (December 24, 1997) to August 31, 2001, Consolidated Statement of Cash Flows (Unaudited) for the nine months ended August 31, 2001 and August 31, 2000, and from inception (December 24,
1997) to August 31, 2001. Notes to the Financial Statements (Unaudited)

                               MILLENIA HOPE INC.
                           CONSOLIDATED BALANCE SHEET
                               AT August 31, 2001
                                   (UNAUDITED)

                                     Assets
                                     ------
Current Assets
     Cash and cash equivalents                                                       1,148
     Note Receivable - 3rd party                                                    71,405
     Note Receivable - Related Party                                                84,374
     Other current assets                                                           18,274
                                                                                ----------

       Total current assets                                                        175,201
       Property and equipment, net                                                  76,089
Deposits                                                                           500,000
Other Asset                                                                         32,000
                                                                                ----------
Total assets                                                                       783,290
                                                                                ==========



                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current Liabilities
     Accounts payable and accrued liabilities                                       99,020
     Notes payable (principally related parties) (net of discount)                 168,392
     Other current liabilities                                                       2,500
                                                                                ----------


       Total current liabilities                                                   269,912

Minority Interest                                                                   42,364

 Shareholders' Equity
     Common Stock, $.0001 par value; authorized
          70,000,000 shares; issued and outstanding 27,617,515                       2,762
     Warrants                                                                    1,393,247
     Paid in Capital                                                             4,192,448
     Share Subscription Receivable                                                (237,500)
     Cost of Treasury Shares                                                           100
     Deficit accumulated during the development stage                            4,870,767
                                                                                ----------

       Total Shareholder's Equity                                                  471,014
        Total liabilities and shareholder's equity                                 783,290
                                                                                ==========


                         Read the accompanying significant notes to

  financial statements, which are an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE 3 MONTHS AND NINE MONTHS ENDED AUGUST 31, 2001 AND 2000
           FROM INCEPTION (DECEMBER 24, 1997) THROUGH AUGUST 31, 2001.
                                   (UNAUDITED)

                                                              Three Months                Nine Months
                                                              Ended August  31,           Ended August 31,           Inception
                                                              -----------------           ---------------            (Dec24, 1997)
                                                                                                                     Through

                                                              2001         2000              2001          2000      August 31, 2001
                                                              ----         ----              ----          -----     ---------------
Revenue:                                                 $     74,415         62,573        242,879         77,573        572,874

Operating expenses:
    Marketing                                                    --             --             --             --        1,573,668
    Patent Rights                                                --           91,933        624,395         91,933      1,630,222
    Other Development Costs                                      --             --             --             --          276,515
    Rent                                                       23,600         28,887         70,800         67,087        286,629
    Travel                                                       --           50,091          2,675         90,321        237,534
    Consulting                                                 31,087         87,554        173,250         87,554        375,676
    Selling, general and administrative expenses               18,380        163,520         80,589        231,279        948,438
                                                         ------------    -----------    -----------    -----------    -----------
           Total operating expenses                            73,067        421,985        951,709        568,174      5,328,682

           Income (Loss) before other income (expense)          1,348       (359,412)      (708,830)      (490,601)    (4,755,808)

    Other income (expense):
        Interest expense (Net)                                   (532)          --           (2,340)       (27,770)      (152,232)
                                                         ------------    -----------    -----------    -----------    -----------

           Total other income (expense)                          (532)          --           (2,340)       (27,770)      (152,232)

    Net Income (Loss) before Minority Interest                    816       (359,412)      (711,170)      (518,371)    (4,908,040)

    Minority Interest in Net Income Loss of Subsidiary         (5,454)       (21,939)           122        (21,939)       (27,997)
                                                         ------------    -----------    -----------    -----------    -----------

    Net Loss                                                   (4,638)      (337,473)      (711,292)      (496,432)    (4,880,043)
                                                         ============    ===========    ===========    ===========    ===========

    Basic weighted average common shares outstanding       27,617,515     20,455,778     23,362,600     14,838,538     19,351,772
                                                         ============    ===========    ===========    ===========    ===========


    Basic Loss per common share                          $    (0.0002)   $   (0.0165)   $   (0.0304)   $   (0.0335)   $   (0.2522)
                                                         ============    ===========    ===========    ===========    ===========


Read the accompanying notes to financial statements, which is an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDED AUGUST 31, 2001 AND 2000
           FROM INCEPTION (DECEMBER 24, 1997) THROUGH AUGUST 31, 2001
                                   (UNAUDITED)

                                                                                                                 Inception
                                                                                                                 (Dec24, 1997)
                                                                                     Nine Months Ended           through
                                                                        August  31, 2001       August 312000,    August 31, 2001
                                                                        ----------------       -------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                            (711,292)          (496,432)        (4,880,043)
Adjustements to reconcile net income (loss) to net cash
used in operating activites:
         Depreciation and amortization                                         20,777             13,011             70,863
         Issuance of stock for general and administrative expenses             18,750               --               18,750
         Issuance of stock for patent rights                                  124,395               --              124,395
         Issuance of stock for marketing services                                --                 --            1,514,215
         Issuance of note for other development costs                            --                 --              192,831
         (subsequently converted to warrants)
         Interest expense settled with issuance of note                          --               27,770             27,770
         (subsequently converted to warrants)
Changes in Operating assets and liabilities:
         Receivable and other Assets                                           42,781            127,585           (140,453)
         Accounts Payable and Accrued Liabilities                             (24,768)           155,279             68,793
                                                                             --------         ----------         ----------

Net cash provided by / (used in) operating activities                        (529,357)          (738,514)        (3,002,879)
                                                                             --------         ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES


Purchase of Property and equipment                                               (667)           (35,016)          (144,880)
Issuance of stock for subsidiaries cash balance                                  --               40,628             40,628
Repayment of subsidiary related party note receivable                            --               34,233             34,233
Collection of subsidiary share subscription receivable                           --               83,331             83,331
Minority interest portion of net income/ (loss) of subsidiary                     122            (21,939)           (27,997)
Deposits on future acquisitions                                               500,000               --             (500,000)
                                                                             --------         ----------         ----------

Net cash provided by / (used in) investing activities                         499,455            101,237           (514,685)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
         Notes payable, principally related parties (net of discount)            --              (51,205)         1,369,267
         Notes payable - subsidiary                                              --               42,181             42,181
         Issuance of stock                                                     16,500            478,564            942,264
         Contribution to Paid in Capital                                         --            1,165,000          1,165,000
                                                                             --------         ----------         ----------


Net cash provided by / (used in) financing activities                          16,500          1,634,540          3,518,712
                                                                             --------         ----------         ----------

Net increase (decrease) in cash and cash equivalents                          (13,402)           997,263              1,148
Cash and cash equivalents, beginning of period                                 14,550              3,933               --
                                                                             --------         ----------         ----------

Cash and cash equivalents, end of period                                        1,148          1,001,196              1,148
                                                                             ========         ==========         ==========


Supplemental Schedule of noncash investing and financing activities:

On February 28, 2000, the company issued 4,644,156 warrants to settle the following related party notes:


   Notes payable (principally related parties) (net of discount)     1,172,648
   Long-term debt, less current portion (net of discount)              104,031
   Current portion of long term debt (net discount)                     88,800
   Current year interest expense                                        27,770
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


NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $4,638 and $711,292 for the three months and nine ended August 31, 2001 as well as reporting net losses of $4,880,043 from inception (December 24, 1997) to August 31, 2001. As reported on the statement of cash flows, the Company had negative cash flows from operating activities of $529,357 for the nine months ended August 31, 2001 and has reported deficient cash flows from operating activities of $3,002,879 from inception (December 24, 1997). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $942,264 and short term debt $ 1,172,648 which is related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long term relationships with other major organizations to develop and distribute the product Malarex. Management anticipates generating revenue through the sales of Malarax during the next fiscal year. The major shareholder's of the organization have committed to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead.

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

NOT 6  PATENT RIGHTS

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

Liquidity and cash flow needs of the company

From December 1st, 2000 to August 31, 2001 the company and its subsidiary incurred operating expenses and interest expenses in the amount of $954,049 while recording net cash revenues of $242,879. From September 1st, 2001 to November 30th, 2001, the fiscal year end, the company anticipates that its net cash flow needs, including that of its subsidiary, will be $175,000 primarily to cover day to day operating expenses. These funds will be covered by revenue received and any shortfalls will be met by the officers and certain shareholders as previously outlined.

On January 20, 2000, after ongoing discussions, one of the founding shareholders agreed to return his 1,000,000 shares to the company's treasury due to his inability to provide certain services to the corporation.

On May 29, 2000, the company acquired thirty five million seven hundred thousand (35,700,000) shares of SWORD COMP-SOFT CORP., this being 51% of SWORD's authorized capital, at a cost of five million (5,000,000) common shares, and five million warrants (5,000,000), entitling the registered holder thereof to purchase at any time from that date for a period of three (3) years, one share of common stock at a price of two dollars ($2).

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

Liquid Asset, a manufacturer of oxygenated and specialized beverages, was incorporated on November 29, 1999 and commenced activities in September 2000. Mr. Leonard Stella, Chief Operating Officer of Millenia Hope, will fill the same position with Liquid Asset Corp. as well as sitting on its Board of Directors.

Millenia Hope has incorporated a wholly owned Canadian subsidiary, Millenia Hope Pharmaceuticals Ltd. Based on Millenia's best estimates, Millenia Pharmaceutical, a wholly owned subsidiary, plans to build a research and production laboratory, to be located in the greater Montreal region, within the next 24 months.

As of August 31, 2000 Millenia had entered into negotiations to acquire an interest in Cibecol Industrial Farmaceutica LTDA. a company incorporated and head quartered in Brazil. Millenia paid a $500,000 US deposit pursuant to these negotiations. Cibecol operates a 20,000 square foot manufacturing facility and also owns 80 hectars of arable land, located, in Porto Allegre, Brazil. Millenia will use the Brazilian facility for the production of Malarex.

Cibecol which has been in operations, for over 20 years, operates one of the largest phyto-pharmaceutical plants in southern Brazil. In addition to producing voacamine, the active agent in Malarex, Cibecol would continue to produce its own group of 61 natural medicines that are currently being Marketed in Brazil. This acquisition would be a key step forward toward Millenia's goal of becoming a vertically integrated producer and distributor of Malarex.

On April 12, 2001, Millenia agreed in principal to acquire 68% of CIBECOL INDUSTRIAL FARMACEUTICA LTDA. on October 10, 2001 Millenia Hope and CIBECOL Industrial FARMACEUTICA LTDA signed a finalized purchase agreement. Millenia will acquire 68% of CIBECOL for $500,000 in cash, already paid as an initial deposit, 7 million shares of Millenia Hope common shares and 1 million common shares of Sword Comp-soft., a subsidiary of Millenia Hope, that are owned by Millenia.

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


                                                  Millenia Hope Inc.
                                                    (Registrant)



Dated October 12, 2001                            By:  /s/ Leonard Stella
                                                       Chief Operating officer