Form 10KSB
period 2001-11-30
MILLENIA HOPE INC
filed 2002-03-19
CIK 1060827

MILLENIA HOPE INC.

                               Filing Type: 10KSB
                           Description: Annual Report
                           Filing Date: March 15,2002
                          Period End: November 30, 2001

                   Primary Exchange: Over the counter Includes
                                  OTC and OTCBB
                                  Ticker: MLHP

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     November 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ESCHANGE ACT OF 1934

For the transition period from____________ to _______________

Commission file number ___________________

MILLENIA HOPE INC.
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

Yes   __X__    NO _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $378,625
As of November 30, 2001, the aggregate market value of the issuer's common stock based on its reported last sale price on the OTC Bulletin Board) held by non-affiliates of the issuer was approximately $4,266,878. At November 30, 2001 35,067,515 shares of issuer's common stock were outstanding.

MILLENIA HOPE INC.

FORM 10-KSB ANNUAL REPORT

TABLE OF CONTENTS
SECTION

PART I

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

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 7.  Financial Statements and Supplementary Data

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 9   Directors and Executive Officers of the Registrant

Item 10  Executive Compensation

Item 11  Security Ownership of Certain Beneficial Owners and Management

Item 12  Certain Relationships and Related Transactions

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

          Millenia's goal as a biopharmaceutical corporation is to both purchase and develop patented drugs dealing with infectious diseases specifically, but not exclusively, anti-malarial agents. To date, the Company has had only insignificant sales. Further, internally generated funds are not sufficient to fund the operation of the Company for the upcoming fiscal year. However, the officers and certain shareholders have committed to fund the operations of the Company for the next fiscal year. (See note 3 of the financial statements)

     MALARIA, THE DISEASE

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

     The final refined process using the species of tropical rainforest tree called Peschiera Fuelsiaefolia, found in Brazil and Madagascar, was eventually accomplished by the research team of Silvia Rossi and Guiseppe Motta operating in Europe in 1997. Thereafter, Millenia bought all rights to MALAREX from the co-owners of the patent applications, Mr. Rossi and Mr. Motta on January 7, 1998. Currently, Millenia has been given the authorization to sell Malarex in 2 West African countries Guineau (Conkary) and Congo (Brazzaville).

     MALAREX exhibited positive results when administered to malaria patients. Extracted from natural sources, MALAREX is not a synthetically derived drug. MALAREX has had successful tests in the treatment and prevention of malaria and is continuing with further ongoing tests to allow it to continue to receive further authorizations to sell its product for consumer usage.

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

     Negotiations have been concluded with a pharmaceutical company to have MALAREX produced in Brazil one of the major sources of the raw material, Peschiera Fuchsiaefolia, needed to produce MALAREX. Sufficient raw material exists to ensure the supply required to meet and surpass our current sales objectives and to meet expected demand for the foreseeable future. The current product requires no more development and will be manufactured and sold in its current state.

     As of October 9, 2001 Millenia acquired an interest in the assets of Cibecol Industrial Farmaceutica Ltda (see note 7 to the Financial Statement). Cibecol operates a 20,000 square foot manufacturing facility and also owns 82 hectare of arable land, located, in Porto Allegre, Brazil. Millenia will use the Brazilian facility for the production of Malarex. Cibecol operates one of the largest phyto-pharmaceutical plants in southern Brazil. In addition to producing voacamine, the active agent in Malarex, Cibecol continues to produce its own group of 61 natural medicines that are currently being marketed in Brazil. This acquisition is a key step forward toward Millenia's goal of becoming a vertically integrated producer and distributor of Malarex.

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

     Millenia is poised to begin selling MALAREX in significant quantities, as soon as a sufficient number of selling authorizations are received from the appropriate health ministry authorities.

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

     In the same report is an In-Vivo study of 74 Mozamicans with malaria who were treated via sub-cutaneous injections names of all patients are in his report). Clinical Results - within 24 hours clinical symptoms of malaria (fever, vomiting, diarrhea, joint pains etc.) disappeared and within 4 days the patients, having followed a 3 day treatment regimen, showed a 90% rate of complete recovery.

     In-Vivo tests were independently performed by Dr. Phillipe Rosoanaivo, scientific director of the Malgache Institute of Applied Research in Aniananarivo, Madagascar, under its own funding, on December 14, 1998 with the report of the successful results being sent to Prof. Albert Rako To-Rat Simamanga of the Institute of France. The report stated that it had tested Voacamine at 10mg/kg, a very low dosage and had produced a 50% reduction in

A phase 1 live trial study at the laboratory of Parasitolgy and Immunology of the Hospital Center of the University of YAOUNDE Cameroun under the auspices of Dr. Same Ekobo head of Cameroun's national anti-malarial agency, was performed with 30 patients in November 1999. Of these 18 patients or 60% were completely cured, via a 4 day regimen of MALAREX. The other 12, having started with extremely high parasitic levels 4,000 elements / mms, had significantly lower parasitic levels at the end of the 4 day regimen when compared to the beginning of the testing.

     In a follow-up study, in September 2001, Professor Same Ekobo studied 17 patients with acute Falciparum Malaria. All of the 17 patients were cured after 4 days of the treatment regimen. Again the only side effects observed were 1 case of diarrhea, 1 of headache and 1 of dizziness.

     In a further study done by Professor Same Ekobo in November 2001, covering 30 patients suffering from acute Falciparum Malaria, both male and female with the ages ranging from 4 years old to over 65 years of age, the following results were seen. Within 4 days of the 5 day treatment regimen, 100% of the patients were cured of their malarial symptoms. The few side effects noticed were slight and went away almost immediately on their own. These were comprised of 1 case each of dizziness, headache and vomiting. 96.6% of these patients were found to be fit to take MALAREX(TM) again should they incur another episode of malaria.

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

PRODUCT LIABILITY

     Any drug or pharmaceutical product poses, by its nature, some level of risk. Since drugs are widely disseminated among populations, all precautions must be taken to ensure that the potential risk of any drug is kept to the barest minimum. Since MALAREX and STRYCHNOS are all natural products and not chemically produced, their potentially damaging side effects are minimized. This does not mean that no side effects might occur, even with the most rigorous testing standard applied, but rather that by their nature these 2 compounds are inherently less susceptible. This being noted, as the product has been authorized for use as an anti-malarial drug in several West African countries, the Company is negotiating with several liability insurance carriers to obtain the appropriate liability and product insurance commensurate with the statistical risk factors.

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

     SWORD COMP-SOFT CORP. is an (ASP) Application Service Provider incorporated in November 1998 specializing in the E-Healthcare sector a $10 billion market, with an excellent growth rate. Its premier website www.medicocenter.com will be accessible on the Internet, to the public, imminently.

     Millenia, under the leadership of Dr. David Mulder, Millenia's Vice-Chairman, and Dr. Rene Morel, a member of our scientific committee, expects to introduce a new concept which we call 02-IV, oxygenation of intravenous solutions. Intravenous solution recipients will now be able to derive a positive boost from the extra dose of oxygen delivered directly to their blood stream. As per the January 1999 article in the Canadian Journal of Health & Nutrition titled, "Oxygen Boosts Performance{", the benefits of additional oxygen for the body are numerous.

The North American intravenous solution market, per estimates of Frost & Sullivan, is approximately $1.3 billion and the rest of the internatinal market is about an additional $1.5 billion.

     On May 31, 2001, Millenia Hope and Liquid Asset Corp. signed a purchase agreement, the terms of which give Millenia the exclusive worldwide rights to oxygenate intravenous solutions until September 1, 2005 with an option to purchase these same rights for a further 5 year period. The purchase price for these rights to September 1, 2005 is $500,000 in cash, 6 million Millenia Hope common shares and 2 million non-registered common shares of Sword Comp-Soft Corp. that are owned by Millenia.

     Liquid Asset, a manufacturer of oxygenated and specialized beverages, was incorporated on Novemebr 29, 1999 and commenced activities in September 2000. Mr. Leonard Stella, Chief Operating Officer of Millenia Hope, will fill the same position with Liquid Asset Corp. as well as sitting on its Board of Directors.

     On October 10, 2001 Millenia Hope and Cibecol Industrial Farmaceutica Ltda signed a purchase agreement via which Millenia has aquired 68% of the assets of Cibecol for $500,000 in cash, 7 million shares of Millenia Hope common shares and 1 million common shares of Sword Comp-Soft., a subsidiary of Millenia Hope, that are owned by Millenia.

     Cibecol, incorporated and headquarted in Brazil, operates a 20,000 square foot manufacturing facility and also owns 82 hectares of arable land, located, Porto Alegre, Brazil. Millenia will use the Brazilian facility for the production of Malarex.

     Cibecol which has been in operations, for over 20 years, operates one of the largest phyto-pharmaceutical plants in Southern Brazil. In addition to producing voacamine, the active agent in Malarex, Cibecol will continue to produce its own group of 61 natural medicines that are currently being marketed in Brazil. This acquisition would be a key step forward toward Millenia's goal of becoming a vertically integrated producer and distributor of Malarex.

     Millenia has incorporated a wholly owned Canadian subsidiary currently inactive, Millenia Hope Pharmaceuicals Ltd. Millenia is investigating the ramifications and potentialities of building a research and production laboratory, to be located in the greater Montreal region, within the next 24 months.

Employees

     At the current time the following seven officers of the company are its only employees:

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

     Mr. Thomas Bourne - Secretary. Responsible for minute book, corporate filings, shareholder lists etc. Devotes 1 day every 2 or 3 weeks as needed. Resident of Boca Raton, Florida and is a self employed financial manager.

     Mr. Jeffrey Brooks - VP Operations. Joined the corporation on November 30, 2001 and will be responsible for all phases of production and quality control of Malarex and other future products.

     In addition to its seven officers, as part of its lease, the Company has access to secretarial services. None of the Company's employees belong to a union and the Company believes that its relations with its employees are good. The company knows of no conflict of interest between any of its officers and the company.

Item 2. Description of Property.

     The Company leases its corporate offices at 4055 St. Catherine Street, Suite 142, Montreal, Quebec at annual rental of US $79,325 pursuant to the terms of a five year lease commencing December 27, 1997. The lease also provides for a five year renewal option at an annual rent of US $83,291.

Item 3. Legal Proceedings

     None

Item 4. Submission of Matters to a Vote of Security Holders

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

Common Stock
                                        High             Low
                                      --------        --------
1998

Fourth Quarter (initial trading)      $   1.50        $   0.25

1999

First Quarter                         $   1.75        $   0.50
Second Quarter                        $   2.00        $   1.12
Third Quarter                         $   2.50        $   0.75
Fourth Quarter                        $   1.45        $   0.43

2000

First Quarter                         $   1.12        $   0.50
Second Quarter                        $   1.75        $   0.83
Third Quarter                         $   1.50        $   0.85
Fourth Quarter                        $   0.90        $   0.35

2001

First Quarter                         $   0.76        $   0.35
Second Quarter                        $   0.52        $   0.30
Third Quarter                         $   0.49        $   0.27
Fourth Quarter                        $   0.37        $   0.15

     Of the 35,067,515 shares of common stock outstanding, 19.2 million shares are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

     (b)  Holders

          As of November 30, 2001, there were over 1000 holders of the Company's common stock.

     (c)  Dividends

          The Company has had no earnings to date, nor has the Company declared any dividends to date. The payment by the Company of dividends, if any, in thefuture, rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company has not declared any cash dividends since inception, and has no present intention of paying any cash dividends on its Common Stock in the foreseeable future, as it intends to use earnings, if any, to generate growth.

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

     On May 29. 2000. the company issued 5,000,000 shares of common stock in exchange for 35,700,000 shares of Sword Comp-Soft. Corp pursuant to the exemption contained on Section 4(2). On May 31, 2000, the company issued 4,398,944 shares of common stock at a price of $0.09 per share to individuals who exercised their warrants pursuant to the exemption contained in Regulation S.

     On July 10, 2000, the company issued 353,351 shares of common stock at a price of $0.09 per share to individuals who exercised their warrants pursuant to the exemption contained in Regulation S.

     On January 10, 2001 the Company issued 66,000 shares at a price of $0.25 per share to individuals pursuant to the exemption contained in Regulation S.

     On March 23, 2001 the Company issued 55,000 shares at a price of $0.25 per share to individuals in settlement of marketing services pursuant to the exepmtion contained in Regulation S.

     On March 23, 2001 the Company issued 150,000 shares at a price of $0.25 per share to individuals pursuant to the exemption contained in Regulation S.

     On April 5, 2001 the Company issued 750,000 shares at a price of $0.25 per share to individuals pursuant to the exemption contained in Regulation S.

     On May 3, 2001 the Company issued 20,000 shares at a price of $0.25 per share to individuals in settlement of marketing services pursuant to the exemption contained in Regulation S.

     On May 24, 2001 the Company issued 50,000 shares at a price of $0.25 per share to individuals pursuant to the exemption contained in Regulation S.

     On May 31, 2001 the Company issued 6 million shares of common stock in settlement of a purchase agreement for the commercializing rights to oxygenate intravenous solutions. These shares were valued based on the net tangible asset value of Millenia at $111,356. Liquid Asset is a related party to Millenia . The shares were issued pursuant to the exception contained I Regulation S.

     On September 11, 2001 the Company issued 75,000 shares at a price of $0.25 per share to individuals in settlement of marketing services pursuant to the exemption contained in Regulation S.

     On October 12, 2001 the Company issued 7 million shares to acquire assets valued at $2.3 million. The transaction was at arms length. The shares were issued pursuant to the exemption contained in Regulation S.

     On November 8, 2001 the Company issued 375,000 shares at a price of $0.25 per share to individuals pursuant to the exemption contained in Regulation S.

Warrants and Options

     On February 28, 2000, the company issued 4,644,156 warrants exercisable at $1.00 per share until November 30, 2001 to settle related party notes pursuant to the exemption contained in Regulation S.

Description of Securities.

     (a) Common or Preferred Stock

          The Company is authorized to issue 70,000,000 shares of Common Stock,$0.0001 par value, of which 35,067,515 shares were issued and outstanding as of the date hereof. Each outstanding share of Common Stock is entitled to one (1) vote, either in person or by proxy, on all matters that may be voted upon the owners thereof at meetings of the stockholders.

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

     (c) Other securities to be Registered

          None.

ITEM 6 MANAGEMNET'S DISCUSSION AND ANALYSIS OF FINACIAL CONDITION AND RESULTS OF OPERATIONS.

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

     The business objectives of Millenia are twofold. First and foremost is to establish MALAREX as an accepted control agent for the treatment and prevention of malaria throughout the world. Not only do we believe that MALAREX is an effective anti-malarial drug, it will also be made available at prices that are adapted to the realities of the third world market. The availability and pricing of MALAREX, we believe, will ensure its acceptability and use in the fight against malaria. To this end the company is involved with ongoing clinical trials of MALAREX. As of February 28, 2002, Millenia Hope had received 2 sales authorizations from West African nations, Congo (Brazzavile) and Guinea (Conkary). We are awaiting sales authorizations from several other West African nations. Based on managements best estimates, Millenia hopes to sell 2 million treatments of Malarex or $12million by the end of fiscal 2002.

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

     As the company has not yet made any significant sales of its product, it is difficult for management to evaluate the growth curve of Product sales. However, given the market size and the need for viable and effective drugs, the Company believes that it will not have a problem generating sales thereby creating positive cash flow once further authorizations have been obtained.

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

     Sword has already generated revenue and at its November 30, 2001 year end broke even. Sword, per its best estimates, expect to generates a net profit by its November 30, 2002 year end.

     Sword's registration statement was accepted by the Security Exchange Commission of the United States on July 16, 2001 and is a reporting company. It is presently in the process of applying to the NASD to be able to trade their shares on the over The Counter Market.

     Sword was incorporated in November 1998 and commenced its activities in February 2000. Millenia had no affiliation with Sword prior to its successful negotiation with that company to purchase a controlling interest in it. Mr. Leonard Stella chief operating officer of Millenia Hope fills the same post at Sword as well as sitting on its Board of Directors. This allows Millenia to both monitor and guide Sword in its financial transactions and decisions.

     Sword is nearing the completion of its first ASP which it expects to bring to market by the second quarter of 2002. It is also engaged in offering technology related services such as consulting and web hosting. As previously mentioned, the latter services are already generating revenues.

     On October 10, 2001 Millenia Hope and Cibecol Industrial Farmaceutica Ltda. Signed a purchase agreement via which Millenia acquired 68% of the assets of Cibecol for $500,000 in cash, 7 million shares of Millenia Hope common shares and 1 million common shares of Sword Comp-Soft., a subsidiary of Millenia Hope, that are owned by Millenia.

     Cibecol, incorporated and headquaterd in Brazil, operates a 20,000 square foot manufacturing facility and also owns 82 hectares of arable land, located, Porto Allegre, Brazil. Millenia will use the Brazilian facility for the production of Malarex.

     Cibecol, which has been in business for over 20 years, operates one of the largest phyto-pharmaceutical plants in southern Brazil. In addition to producing voacamine, the active agent in Malarex, Cibecol would continue to produce its own group of 61 natural medicines that are currently being Marketed in Brazil. This acquisition would be a key step forward toward Millenia's goal of becoming a vertically integrated producer and distributor of Malarex.

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

     On May 31, 2001, Millenia Hope and Liquid Asset Corp. signed a purchase agreement, the terms of which give Millenia the exclusive worldwide rights to oxygenate intravenous solutions until September 1, 2005 with an option to purchase these same rights for a further 5 year period. The purchase price for these rights to September 1, 2005 is $500,000 in cash, 6 million Millenia Hope common shares and 2 million non-registered common shares of Sword Comp-Soft Corp. that are owned by Millenia.

     Liquid Asset, a manufacturer of oxygenated and specialized beverages, was incorporated on November 29, 1999 and commenced activities in September 2000. Mr. Leonard Stella, Chief Operating Officer of Millenia Hope, fills the same position with Liquid Asset Corp. as well as sitting on its Board of Directors.

     Millenia has come to an agreement to utilize the services of Ropack, an FDA approved, HACCP and cGMP Compliant and ISO 9002 certified corporation, to perform quality control and all encapsulating of MALAREX(TM), confirming to U.S. and Canadian manufacturing standards. Assure the highest possible level of quality via product analysis and homogeneity testing for MALAREX(TM). This manufacturing facility, fully adhering to the highest quality standards of good manufacturing procedures, gives credence and assurance of the purity and safety of our final product. Ropack is accredited by both the U.S. and Canadian armies.

Year ended November 30, 2001 Compared to Year Ended November 30, 2000.

     Total revenue for 2001 was $378,625 and had associated direct costs of $205,410 compared to $302,494 in revenue for the same period in 2000 a gain in revenue of $76,131.

     Selling, general and administrative and amortization expenses were $137,635 for the year 2001. This represented a decrease of $307,546 from $445,181 for 2000. This decrease was attributable to the lower costs associated with our Sword subsidiary, and legal and professional fees.

     We incurred other development costs of $585,056 during 2001 as compared to $0 for the year 2000.

     This represents the purchase of commercializing rights to oxygenate intravenous solutions.

     We had travel costs of $112,859 for 2000 as compared to nil for 2001. This was due to our having finished the preliminary work of bringing Malarex onto the world market.

     We had marketing expenses of $59,453 in year 2000 and $57,951 in 2001.

     As a result of the foregoing we incurred a net loss of $693,213 for the year 2001, compared to a loss of $657,393 for the year 2000.

Liquidity and Capital Resources

     Net cash used in financing, operating and investing activities from December 01, 2000, through November 30, 2001, was $15,567. At November 30, 2001, we had an accumulated deficit from operating activities of $2,453,100.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     On February 26,2002 we hired the firm Richter, Usher and Vineberg to be our accountants. The previous accountant, Mr. Mark Cohen CPA resigned and has no further business with Millenia. There have been no disagreements with Mr. Mark Cohen or Richter, Usher Vineberg. Prior to our hiring of Richter et al, there was no relationship at all between Millenia and Richter.

Item 9.  Directors, and Executive Officers, of the Registrant.

     (a) Directors and Executive Officers.

Name                                Age   Position
-----------------   --   ----------------------------------
George Tsoukas      65   Chairman of the Board of
                         Directors - Director

David Mulder        67   Vice-Chairman of the Board of
                         Directors-Director

Dominique Morisot   49   President CEO - Director

Leonard Stella      39   Chief Operating Officer - Director

Ronald Lapenna      57   VP Personnel - Director

Thomas Bourne       56   Secretary

Jeffrey Brooks      57   Operations

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

     Mr. Leonard Stella, Chief Operating Officer, Director. Mr. Stella has a Bachelor of Arts from McGill University, and received his Graduate Diploma in

     Administration from Concordia University in 1986. In 1987 Mr. Stella founded and operated a residential and commercial property developer, Dominion Certified Development. In 1991, he founded Trans-Immobilia, a residential property company that he continues to run. In 1998 he became one of the founding partners and held the position of president and treasurer of the Company. He is now the Chief Operating Officer of both Millenia and its Sword Comp-Soft Corp. , subsidiary.

     Mr. Ronald Lapenna, VP Personnel, Director. Mr. Lapenna has extensive experience in the field of human resources and administration having served in this capacity for various levels of the Canadian Government, both federal and municipal. At the municipal level from 1980-1990, Mr. Lapenna created and managed the first integrated public security service for one of Montreal's top municipalities. At the federal level, from 1991-1993, he worked under the Minister of Transportation in creating specialized programs for airport personnel. Since 1993 he has run his own consulting firm.

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

     Mr. Jefferey Brooks- V.P. Operations. Bachelor of Science, Chemistry and Microbiology - McGill (1970). Mr. Brooks, a biotech and pharmaceutical projects manager, has a vast and varied knowledge of the pharmaceutical business, cutting a wide swath across some of the largest5 layers in the industry. He has worked for and consulted to, among others, AHP Wyeth -Ayest, Merck Frost, Abbot Laboratories Ltd., Connaught Laboratories Ltd. etc. A member of the International Society for the Pharmaceutical Engineering, the Pharmaceutical Sciences Group and other professional associations, Mr. Brooks will be responsible for assuring the quality of MALAREX(TM), Millenia's flagship anti-malarialdrug, from the production stage to the end product recipient. His breath of knowledge, having worked on biological manufacturing, sterilization, automated inspection systems, FDA Swat Teams etc., will make him one of the key personnel involved inour development of a Research and Development facility.

     (b)  Significant Employees

          None

     (c)  Family Relationships

          There are no family relationships among directors or executive officers of the Company.

     (d)  Involvement in Certain Legal Proceedings.

          None.

     (e) Section 16 (a) Beneficial Ownership Reporting Compliance Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities ("ten-percent shareholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent shareholders also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended November 30, 2001, all of our officers, directors and ten-percent shareholders complied with the Section 16(a) reporting requirements.

Item 10.  Executive Compensation.

     (a)  General

          None

     (b)  Summary Compensation Table of Directors

SUMMARY COMPENSATION TABLE

Name and                                               Long-term
Principal Position             Year   Salary  Bonus    Compensation:   Options
------------------             ----   ------  -----    -------------   -------
George Tsoukas                 2001      0      0      100,000options    (1)
Chairman and Director

David Mulder                   2001      0      0      50,000options     (2)
Vice chairman and Director

Dominique Morisot              2001      0      0      150,000options    (3)
President/CEO and DIrector

Leonard Stella                 2001      0      0      210,000options    (3)
Chief Operating Officer
and Director

Ronald Lapenna                 2001      0      0      50,000options     (4)
VP_Personnel & Director

(1) Exercisable commencing January 29, 2002 at $1.50 per share until December 31, 2003.

(2) Exercisable commencing January 29, 2002 at $1.50 per share until December 31, 2003.

(3) Vest equally over 3 years commencing January 29, 2000. Exercisable at $1.50 per share until December 31, 2003.

(4) Vested on January 29, 2002. Exercisable at $1.50 per share until December 31, 2003.

     (c)  Options /SAR Grants Table

                           OPTION GRANTS IN LAST YEAR
                               (Individual Grants)

     Name              Number of  % of Options    Exercise Price
                       Options    Granted 2001    (per share)         Expiration
                       -------    ------------    -----------         ----------
     George Tsoukas    100,000       50%             $1.50             12/31/03

     David Mulder       50,000       25%             $1.50             12/31/03

     Ronald Lapenna     50,000       25%             $1.50             12/31/03

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

     (h)  Report on Repricings of Options/SARs

          None.

Item 11 Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of November 30, 2001, certain information concerning the ownership of the Company's Common Stock by: (i) each person who is known by the Company to own beneficially 5% or more of the outstanding shares of common stock; (ii) each of the Company's directors; and
(iii) the name of each executive officer, both in respect to the number of shares owned by each person and the percentage of the outstanding shares represented thereby that also sets forth such information for directors and executive officers as a group (see item 6 (b) and (c)). Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. Pursuant to the rules of the Securities and Exchange Commission, shares of common stock which an individual or a group has a right to acquire within 60 days of November 30, 2001 pursuant to the exercise of presently exercisable or outstanding options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Information with respect to beneficial ownership is based upon the shareholder list provided by the Company's transfer agent.

Name and Address                           Amount and Nature    Percent of class
Of Beneficial Owner                       of Beneficial Owner

Medico Pharma SA                         7,000,000                  19.96
1632 Buttonwood Bay
Belize City Belize

Liquid Asset Corp.                       6,000,000                  17.11
4055 St. Catherine West, Suite 142
Montreal Quebec

Sword Comp-Soft(7)                       5,000,000                  14.26
4055 St Catherine West
Suite 133
Westmount, Quebec

Ronald Lapenna(2)(3)                       150,000                    *

Dominique Morisot(2)(4)                    150,000                    *

Leonard Stella(1)                          220,000                    *

George TsoukaS(4)                          200,000                    *

David Mulder(4)                            100,000                    *

All directors and Executive
Officers as a group(5 persons_(6)          820,000                    2.9

----------------
* Less than 1%

(1)  Includes 210,000 currently exercisable stock options

(2)  Uses Company Address

(3)  Includes 150,000 currently exercisable stock options.

(4)  Consists of currently exercisable stock options.

(5)  Includes 810,000 currently exercisable stock options.

(6)  Company is a subsidiary of Millenia Hope Inc.

Item 12.  Certain Relationships and Related Transactions.

     On January 9, 1998, the company entered into an agreement with L'Espoir Du Millenaire Inc. whereby L'Espoir Du Millenaire Inc. has a marketing and distributor rights for the product Malarex. This non exclusive worldwide agreement is for 5 years and requires L'Espoir Du Millenaire Inc. to make annual payments of $30,000 to the Company for the rights. The agreement also allows for renewal for an additional 5 years provided that certain sales quotas have been met. L'Espoir Du Millenaire Inc. is owned Mr. Claude Villeneuve, a shareholder of the Company. The agreement also provides that L'Espoir agrees to buy MALAREX or any other anti-malarial drug or agent, solely from Millenia. Mr. Claude Villeneuve, a shareholder owning less than 5% of the total outstanding shares of the company, agreed to provide unsecured debt, to aid the company's cash flow problem, at a 7% rate of interest. The outstanding balance as at November 30, 2001 was $228,815. Mr. Villeneuve has extensive international contacts and has assembled a team of competent sales professionals and experts in the biomedical field to accomplish this endeavor. The company believes that all the above transactions are fair and have been made at the prevailing market rates that would apply to any arms length corporation involved in such transactions.

     The company signed an agreement in June 2000 to lease, from L'Espoir de Millenaire a company controlled by Claude Villeneuve a shareholder, an automobile at a rate of $1,040 per month.

Item 13.  Financial Statements and Exhibits.

     (a) List of Financial Statements filed herewith.

Millenia Hope Inc.
(A company in the development stage)

Independent Auditors' Report

Balance Sheet (Year ended 11/30/01 and 11/30/00)
Statement of Operations (Year ended 11/30/01, 11/30/00, 11/30/99 and from inception to 11/30/01)
Statement of Shareholders' Equity (from inception to 11/30/01)
Statement of Cash Flows (Years ended 11/30/01, 11/30/00, 11/30/99 and from inception to 11/30/01)
Significant Accounting Policies (Year ended 11/30/01)
Notes to the Finance Statements (Year ended 11/30/01)

     (b) List of Exhibits.

                               Millenia Hope Inc.
                      (A Company in the Development Stage)

                        Consolidated Financial Statements
                                November 30, 2001

Millenia Hope Inc.
(A Company in the Development Stage)



Consolidated Financial Statements
November 30, 2001



Contents


Auditors' Report - Current Year                                              1

Auditor's Report - Prior Years                                               2

Balance Sheet                                                            3 - 4

Statement of Shareholders' Equity                                        5 - 6

Statement of Operations                                                      7

Statement of Cash Flows                                                  8 - 9

Notes to Financial Statements                                          10 - 23

Auditors' Report


To the Board of Directors and Shareholders of Millenia Hope Inc.
(A Company in the Development Stage)


We have audited the accompanying consolidated balance sheet of Millenia Hope Inc. (a company in the development stage) as at November 30, 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended November 30, 2001 and for the period for December 24, 1997 (inception) to November 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements for the period from December 24, 1997 (inception) to November 30, 2000 (not presented separately herein except for the statements of shareholders' equity) were audited by other accountants whose report dated April 13, 2001 expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The consolidated financial statements for the period from December 24, 1997 (inception) to November 30, 2000 reflect a cumulative net loss of $4,161,972. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other accountants for the cumulative information for the period from December 24, 1997 (inception) to November 30, 2000, the financial statements referred to above present fairly, in all respects, the consolidated financial position of the Company as at November 30, 2001, and the consolidated results of their operations and their consolidated cash flows for the year then ended, and from December 24, 1997 (inception) to November 30, 2001 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has experienced an operating loss that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


RICHTER, USHER & VINEBERG (signed)


Chartered Accountants
General Partnership

Montreal, Quebec
March 14, 2002

Auditors' Report



To the Board of Directors and Stockholders of Millenia Hope Inc.
(A Company in the Development Stage)



We have audited the accompanying consolidated balance sheet of Millenia Hope Inc.(A Company in the Development Stage) and its subsidiary as of November 30, 2000 and the related statements of operations, shareholders' equity (deficiency) and cash flows for the period ended November 30, 1999 and 2000 and from December 24, 1997 (inception) through the year ended November 30, 2000 (the cumulative amounts in the statements of operations, shareholders' equity (deficiency) and cash flows for the period from December 24, 1997 (inception) through the year ended November 30, 2000 are not presented separately herein except for the statement of changes in shareholders' equity (deficiency). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all respects, the consolidated financial position of Millenia Hope Inc. and subsidiaries at November 30, 2000 and results of its operations and its cash flows for the period ended November 30, 1999 and from December 24, 1997 (inception) through the year ended November 30, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has experienced an operating loss that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Mark Cohen, C.P.A. (signed)
A Sole Proprietor Firm

Hollywood, Florida
April 13, 2001

Millenia Hope Inc.
(A Company in the Development Stage)


Consolidated Balance Sheet
As At November 30, 2001



                                                        2001              2000
--------------------------------------------------------------------------------

Assets

Current

      Cash                                           $       --       $   14,140
      Prepaids                                           32,000           76,400
      Accounts receivable (note 4)                      110,677               --
      Notes receivable                                  158,495          140,434
--------------------------------------------------------------------------------

                                                        301,172          230,974

Fixed Assets (note 5)                                    69,060           99,606

Deposits (note 6)                                            --        1,000,000

Other (note 7)                                        2,800,000           32,000
--------------------------------------------------------------------------------











                                                     $3,170,232       $1,362,580
--------------------------------------------------------------------------------

See accompanying notes





Approved on Behalf of the Board:

_________________________________________ Director

_________________________________________ Director

                                                                     2001           2000
------------------------------------------------------------------------------------------
Liabilities

Current

      Bank indebtedness                                         $     1,427    $        --
      Accounts payable and accrued liabilities (note 8)              84,914         88,344
      Notes payable (note 9)                                        228,815        196,338
------------------------------------------------------------------------------------------

                                                                    315,156        284,682
------------------------------------------------------------------------------------------


Non-Controlling Interest                                             66,452         48,458
------------------------------------------------------------------------------------------

Commitments (note 11)

Shareholders' Equity

Common Stock, $.0001 par value; authorized 70,000,000 shares;         3,506          2,052

Warrants                                                          1,393,247      1,393,247

Paid in Capital                                                   6,540,706      3,796,013

Share Subscriptions Receivable (note 14)                           (293,750)            --

Cost of Treasury Shares                                                 100            100

Deficit Accumulated During the
  Development Stage                                              (4,855,185)    (4,161,972)
------------------------------------------------------------------------------------------

                                                                  2,788,624      1,029,440
------------------------------------------------------------------------------------------


                                                                $ 3,170,232    $ 1,362,580
------------------------------------------------------------------------------------------

See accompanying notes

Millenia Hope Inc.
(A Company in the Development Stage)

Consolidated Statement of Shareholders' Equity
For the Year Ended November 30, 2001


                                                  Common                    Warrants                          Shares
                                         ------------------------     ----------------------    Paid in   Subscriptions
                                           Shares        Amount          #         Amount       Capital     Receivable
----------------------------------------------------------------------------------------------------------------------
Balance - Beginning December 24, 1997            --   $        --            --  $        --  $        --           --

Proceeds from December 1997
 private placement                        4,000,000           400            --           --       19,800           --
Proceeds from February 1998
 private placement                        6,100,000           610            --           --      426,390           --
Net loss year ended November 30, 1998            --            --            --           --           --           --
----------------------------------------------------------------------------------------------------------------------

Balance - November 30, 1998              10,100,000         1,010            --           --      446,190           --

March 20, 1999 settlement of marketing
 contracts                                1,111,220           111            --           --    1,514,104           --
Net loss year ended November 30, 1999            --            --            --           --           --           --
----------------------------------------------------------------------------------------------------------------------

Balance -  November 30, 1999             11,211,220         1,121            --           --    1,960,294           --

January 17, 2000 exercise of warrants       563,000            56            --           --       50,614           --
January 20, 2000 cancellation of
 founder's common stock                  (1,000,000)         (100)           --           --           --           --
February 29, 2000 warrants issued to
 settle debt                                     --            --     4,644,156    1,393,247           --           --
May 29, 2000 issue of common stock
 for acquisition                          5,000,000           500            --           --      128,978           --
May 31, 2000 exercise of warrants         4,398,944           440            --           --      395,652           --
July 10, 2000 exercise of warrants          353,351            35            --           --       31,766           --
August 11, 2000 Richgold's common
 stock reimbursement                             --            --            --           --    1,165,000           --
August 31, 2000 collection of
 subsidiary share receivable                     --            --            --           --       63,709           --
Net loss year ended November 30, 2000            --            --            --           --           --           --
----------------------------------------------------------------------------------------------------------------------

Balance - November 30, 2000              20,526,515   $     2,052     4,644,156  $ 1,393,247  $ 3,796,013           --


                                                                  Accumulated
                                                Treasury         Deficit during     Total
                                           -------------------     Development  Shareholders'
                                           Shares       Amount        Stage        Equity
--------------------------------------------------------------------------------------------
Balance - Beginning December 24, 1997            --  $        --  $        --   $        --

Proceeds from December 1997
 private placement                               --           --           --        20,200
Proceeds from February 1998
 private placement                               --           --           --       427,000
Net loss year ended November 30, 1998            --           --   (1,493,350)   (1,493,350)
--------------------------------------------------------------------------------------------

Balance - November 30, 1998                      --           --   (1,493,350)   (1,046,150)

March 20, 1999 settlement of marketing
 contracts                                       --           --           --     1,514,215
Net loss year ended November 30, 1999            --           --   (2,011,229)   (2,011,229)
--------------------------------------------------------------------------------------------

Balance -  November 30, 1999                     --           --   (3,504,579)   (1,543,164)

January 17, 2000 exercise of warrants            --           --           --        50,670
January 20, 2000 cancellation of
 founder's common stock                   1,000,000          100           --            --
February 29, 2000 warrants issued to
 settle debt                                     --           --           --     1,393,247
May 29, 2000 issue of common stock
 for acquisition                                 --           --           --       129,478
May 31, 2000 exercise of warrants                --           --           --       396,092
July 10, 2000 exercise of warrants               --           --                     31,801
August 11, 2000 Richgold's common
 stock reimbursement                             --           --           --     1,165,000
August 31, 2000 collection of
 subsidiary share receivable                     --           --           --        63,709
Net loss year ended November 30, 2000            --           --     (657,393)     (657,393)
--------------------------------------------------------------------------------------------

Balance - November 30, 2000               1,000,000  $       100  $(4,161,972)  $ 1,029,440
--------------------------------------------------------------------------------------------

Millenia Hope Inc.
(A Company in the Development Stage)


Consolidated Statement of Shareholders' Equity
For the Year Ended November 30, 2001


                                                  Common                   Warrants
                                           ---------------------    ----------------------     Paid in
                                             Shares    Amount           #         Amount       Capital
-------------------------------------------------------------------------------------------------------
January 10, 2001 issue of common stock       66,000  $         7           --  $        --  $    16,493
March 2001 issue of common stock            150,000           15           --           --       37,485
March 14, 2001 issue of common stock
  for marketing services                     30,000            3           --           --        7,497
March 23, 2001 issue of common stock
  for marketing services                     25,000            2           --           --        6,248
April 5, 2001 issue of common stock         750,000           75           --           --      187,425
May 3, 2001 issue of common stock
  for marketing services                     20,000            2           --           --        4,998
May 24, 2001 issue of common stock           50,000            5           --           --       12,495
May 29, 2001 issue of common stock
  for other development costs             6,000,000          600           --           --      110,756
September 11, 2001 issue of common
  stock for marketing services               75,000            7           --           --       11,243
October 12, 2001 issue of common
  stock for property and equipment        7,000,000          700           --           --    2,293,841
November 8, 2001 issue of common
  stock                                     375,000           38           --           --       56,212
Net loss year ended November 30, 2001            --           --           --           --           --
-------------------------------------------------------------------------------------------------------

Balance - November 30, 2001              35,067,515  $     3,506    4,644,156  $ 1,393,247  $ 6,540,706
-------------------------------------------------------------------------------------------------------

                                                                                Accumulated
                                           Shares              Treasury        Deficit during     Total
                                        Subscriptions    --------------------  the Development Shareholders'
                                         Receivables     Shares        Amount      Stage          Equity
---------------------------------------------------------------------------------------------------------
January 10, 2001 issue of common stock  $        --            --  $        --  $        --   $    16,500
March 2001 issue of common stock            (37,500)           --           --           --            --
March 14, 2001 issue of common stock
  for marketing services                         --            --           --           --         7,500
March 23, 2001 issue of common stock
  for marketing services                         --            --           --           --         6,250
April 5, 2001 issue of common stock        (187,500)           --           --           --            --
May 3, 2001 issue of common stock
  for marketing services                         --            --           --           --         5,000
May 24, 2001 issue of common stock          (12,500)           --           --           --            --
May 29, 2001 issue of common stock
  for other development costs                    --            --           --           --       111,356
September 11, 2001 issue of common
  stock for marketing services                   --            --           --           --        11,250
October 12, 2001 issue of common
  stock for property and equipment               --            --           --           --     2,294,541
November 8, 2001 issue of common
  stock                                     (56,250)           --           --           --            --
Net loss year ended November 30, 2001            --            --           --     (693,213)     (693,213)
---------------------------------------------------------------------------------------------------------

Balance - November 30, 2001             $  (293,750)    1,000,000  $       100  $(4,855,185)  $ 2,788,624
=========================================================================================================

Millenia Hope Inc.
(A Company in the Development Stage)

Consolidated Statement of Operations
For the Year Ended November 30, 2001

                                                                                       From Inception
                                                                                     (December 24, 1997)
                                                                                       to November 30,
                                                2001           2000           1999           2001
--------------------------------------------------------------------------------------------------------
Revenues                                   $    378,625   $    302,494   $     27,500   $    708,619

Cost of Sales                                   205,410        208,002             --        413,412
--------------------------------------------------------------------------------------------------------

                                                173,215         94,492         27,500        295,207
--------------------------------------------------------------------------------------------------------

Operating Expenses

      Marketing                                  57,951         59,453      1,514,215      1,631,619
      Patent rights                                  --             --        258,527      1,005,827
      Other development costs                   585,056         58,000             --        861,571
      Rent                                       81,890         70,270         61,250        289,810
      Travel                                         --        112,859             --        234,859
      Selling, general and administrative       105,154        424,551        105,440        911,944
      Amortization                               32,481         20,630         14,563         82,876
--------------------------------------------------------------------------------------------------------

                                                862,532        745,763      1,953,995      5,018,506
--------------------------------------------------------------------------------------------------------

Operating Loss                                 (689,317)      (651,271)    (1,926,495)    (4,723,299)
--------------------------------------------------------------------------------------------------------

Interest income                                  10,180          2,251             --         12,431
Interest expense                                (14,580)       (30,275)       (84,734)      (166,723)
--------------------------------------------------------------------------------------------------------

                                                 (4,400)       (28,024)       (84,734)      (154,292)
--------------------------------------------------------------------------------------------------------

Loss Before Non-Controlling Interest           (693,717)      (679,295)    (2,011,229)    (4,877,591)

Non-controlling interest                           (504)       (21,902)            --        (22,406)
--------------------------------------------------------------------------------------------------------

Net Loss                                   $   (693,213)  $   (657,393)  $ (2,011,229)  $ (4,855,185)

========================================================================================================

Basic Weighted Average Number of Common
  Shares Outstanding                         24,886,098     15,718,088     11,052,384     15,003,577

========================================================================================================

Basic Loss Per Common Share                $    (0.0278)  $    (0.0418)  $    (0.1820)  $    (0.3236)
========================================================================================================

See accompanying notes

Millenia Hope Inc.
(A Company in the Development Stage)

Consolidated Statement of Cash Flows
For the Year Ended November 30, 2001

                                                                                                                 From Inception
                                                                                                               (December 24, 1997)
                                                                                                                      to
                                                                                                                  November 30,
                                                                            2001          2000          1999          2001
----------------------------------------------------------------------------------------------------------------------------------
Funds Provided (Used) -

    Operating Activities

        Net loss                                                         $  (693,213)  $  (657,393)  $(2,011,229)  $(4,855,185)
             Amortization                                                     32,481        20,630        14,563        82,876
             Non-controlling interest                                           (504)      (21,902)           --       (22,406)
             Issue of capital stock for marketing services                    30,000            --     1,514,215     1,544,215
             Issue of note for other development costs
               (subsequently converted to warrants)                          624,395            --        13,581       817,226
             Accrued interest income                                         (10,180)       (2,251)           --       (12,431)
             Accrued interest expense                                         14,580         2,505            --        17,085
             Interest expense settled with issuance of note
               (subsequently converted to warrants)                               --        27,770            --        27,770
----------------------------------------------------------------------------------------------------------------------------------

                                                                              (2,441)     (630,641)     (468,870)   (2,400,850)

        Increase in - Accounts receivables and prepaids                      (42,158)     (108,400)           --      (150,558)
        Increase (Decrease) in - Accounts payable and accrued liabilities     14,467       (92,807)      (80,050)       98,308
----------------------------------------------------------------------------------------------------------------------------------

                                                                             (30,132)     (831,848)     (548,920)   (2,453,100)
----------------------------------------------------------------------------------------------------------------------------------


    Financing Activities

        Notes payable                                                             --       198,101       531,853     1,421,954
        Issue of capital stock                                                16,500       478,376            --       942,076
        Contribution to paid in capital                                           --     1,165,000            --     1,165,000
----------------------------------------------------------------------------------------------------------------------------------

                                                                              16,500     1,841,477       531,853     3,529,030
----------------------------------------------------------------------------------------------------------------------------------

Millenia Hope Inc.
(A Company in the Development Stage)


Consolidated Statement of Cash Flows
For the Year Ended November 30, 2001

                                                                                                       From Inception
                                                                                                     (December 24, 1997)
                                                                                                          through
                                                                                                        November 30,
                                                                2001          2000          1999           2001
------------------------------------------------------------------------------------------------------------------------
    Investing Activities

        Additions to fixed assets                           $    (1,935)  $   (50,780)  $        --   $  (128,715)
        Deposits on future acquisitions - non cash                   --    (1,000,000)           --    (1,000,000)
        Issue of capital stock for subsidiary cash balance           --        40,628            --        40,628
        Repayment of subsidiary related party note
          receivable                                                 --        34,233            --        34,233
        Collection of subsidiary share subscription
          receivable                                                 --        83,331            --        83,331
        Note receivable                                              --      (106,834)           --      (106,834)
------------------------------------------------------------------------------------------------------------------------

                                                                 (1,935)     (999,422)           --    (1,077,357)
------------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                (15,567)       10,207       (17,067)       (1,427)

Cash and Cash Equivalents
    Beginning of Period                                          14,140         3,933        21,000            --
------------------------------------------------------------------------------------------------------------------------

    End of Period                                           $    (1,427)  $    14,140   $     3,933   $    (1,427)
========================================================================================================================

Millenia Hope Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
  to November 30, 2001


1.   Organization and Basis of Presentation

     Millenia Hope Inc. was incorporated in the State of Delaware on December 24, 1997. Through its acquisition of the patent rights for Malarax, the Company participates in the treatment and prevention of malaria. The Company is continuing its clinical trials and product refinement. The Company is poised to commence commercial production as it has received selling authorization in two West African countries. In addition, the Company acquired the patent rights for oxygenation of intravenous solutions. Although there can be no assurance that the patents will ever be issued, management feels the likelihood of issuance is probable (high) due to the positive test results attained in clinical studies.

     The Company's objective, through its subsidiary, Sword Comp-Soft Corp., is to be an Application Service Provider in the E-Health sector providing on-line interactive health services through the internet. Sword Comp-Soft Corp. is in the development stage and is engaged in developing and marketing an interactive knowledge based application system combined with intelligent agents in order to sort, create and transact medical data. The Company has completed the technical work and testing of its interactive site. The Company is in the final stages of implementing and testing its security measures.

     Although the Company has began development there can be no assurance that it will be able to market, sell, license or market its technologies to third parties to generate sufficient recurring revenues to pay its operating costs and complete the development of its technologies.

     Millenia Hope Inc. prepares its consolidated financial statements in accordance with generally accepted accounting principles in the United States. This basis of accounting involves the application of accrual accounting, consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. Financial statement items are recorded at historical cost and may not necessarily represent current values.

     The consolidated financial statements include the accounts of Millenia Hope Inc. and its subsidiary, Sword Comp-Soft, Corp. On consolidation, all intercompany transactions and balances have been eliminated.

     The financial statements are expressed in U.S. funds.


2.   Summary of Significant Accounting Policies

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain amounts included in the financial statements are estimated based on currently available information and management's judgement as to the outcome of future conditions and circumstances.

Millenia Hope Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2001


2.   Summary of Significant Accounting Policies (Cont'd)

     Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of financial statements and actual results could differ from the estimates and assumptions. Every effort is made to ensure the integrity of such estimates.

     Fair Value of Financial Instruments

     The carrying amounts of cash, accounts receivable, notes receivable, bank indebtedness, accounts payable and accrued liabilities and notes payable approximate their fair values because of the short-term nature of these instruments.

     Impairment of Long-Lived Assets

     Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impaired to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of ninety days or less and bank indebtedness to be cash and cash equivalents. Bank indebtedness represents outstanding cheques. Highly liquid investments are valued at quoted market prices.

     Amortization

     On the straight-line method -

         Furniture and fixtures                                 10 years
         Equipment                                               3 years
         Leasehold improvements                                  5 years

     Repairs and maintenance are charged to operations as incurred and expenditures for significant improvements are capitalized. The cost of property and equipment retired or sold, together with the related accumulated amortization, are removed from the appropriate asset and amortization accounts, and the resulting gain or loss is included in operations.

     Revenue Recognition

     The Company currently recognizes revenue in the form of direct sales to the retail market and licensing/distributor fees which are recorded over the life of the licensing agreement using the straight-line method. The Company's sources of revenue through its subsidiary are expected to be fees charged for access to the Company's Application Software Program (ASP), advertising fees to pharmaceutical and healthcare organizations to advertise on the Company's web site, sales to pharmaceutical and healthcare organizations of raw data collected by the Company's web site and ASP, software consultation, and internet site hosting.

     The Company's subsidiary's revenues recognized to date are software consultation and internet site hosting.

Millenia Hope Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2001



2.   Summary of Significant Accounting Policies (Cont'd)

     Revenue Recognition (Cont'd)

     Revenue from software consultation and internet hosting is recognized once services are rendered. Management believes that the Company's revenue recognition practices are in conformity with the guidelines of SAB 101.

     Foreign Currency Translation

     Foreign currency accounts in have been translated into U.S. dollars as follows:

          Monetary items - at exchange rates in effect at the balance sheet date;

          Non-monetary items - at exchange rates in effect on the dates of the transactions;

          Revenue and expenses - at average exchange rate prevailing during the year.

          Gains and losses arising from foreign currency translation are included in income.

     Loss Per Share

     Loss per common share is calculated for basic loss per share based on the weighted average number of common shares outstanding during the period. The diluted net earnings per share are calculated based on the weighted average number of common shares outstanding during the year, plus the effects of dilutive common share equivalents such as options and warrants. Fully diluted loss per share is not presented because the Company reported a loss and the inclusion of the options and warrants would be anti-dilutive.

     Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards board (FASB) issued Statement of Financial Accounting Standards Board (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. This Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this standard by the Company did not have a material impact on its financial condition or results of operations.

Millenia Hope Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2001



3.   Going Concern

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company also reported net losses of $693,213, $657,393 and $2,011,229 for the years ended November 30, 2001, 2000 and 1999 respectively as well as reporting net losses of $4,855,185 from inception (December 24, 1997) to November 30, 2001. As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $30,132, $831,848 and $548,920 for the years ended November 30, 2001, 2000 and 1999 respectively and has reported deficient cash flows from operating activities of $2,453,100 from inception (December 24, 1997). To date, these losses and cash flows deficiencies have been financed principally through the sale of common stock $942,076 and short-term debt $1,421,954 which is related party debt. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long-term relationships with other major organizations to develop and distribute the product Malarax and the oxygenated intravenous solutions and to promote the on-line interactive health services. Management anticipates generating revenue through the sales of Malarax and the on-line interactive health services during the next fiscal year. It is too early in the testing stage to anticipate a selling date for the oxygenated intravenous solution product. The major shareholders of the Company have indicated commitment to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead.


4.   Accounts Receivable

     Included in accounts receivable at November 30, 2001 is approximately $29,700 payable in Canadian currency (Cdn$46,000).


5.   Fixed Assets

                                       2001              2000
      -------------------------------------------------------------------

      Furniture and fixtures       $     15,900      $     15,900
      Equipment                          72,220            70,285
      Leasehold improvements             63,816            63,816
      -------------------------------------------------------------------

                                        151,936           150,001
      Accumulated amortization           82,876            50,395
      -------------------------------------------------------------------

                                   $     69,060      $     99,606
      ===================================================================

Millenia Hope Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2001



5.   Fixed Assets (Cont'd)

     On April 30, 2000, the Company purchased computer equipment from its officers. The amount of the purchase acquired from the related party and recorded at the predecessor basis was $15,000.


6.   Deposits

     On August 15, 2000, the Company signed a letter of intent and deposited $500,000 with Cibecol Industrial Farmaceutica Ltd., a company incorporated and located in Brazil, as part of its initial phase of acquiring Cibecol's pharmaceutical production facility and the assets located in the facility (note 7).

     On August 22, 2000, the Company signed a letter of intent and deposited $500,000 with Liquid Asset Corp., a Delaware corporation, as part of its initial phase to purchase the exclusive rights to the oxygenation of intravenous solutions registered under a patent application. On May 29, 2001, the Company purchased these rights in exchange for the $500,000 deposit, 6,000,000 shares in the Company and 2,000,000 shares held by the Company in its subsidiary, Sword Comp-Soft Corp.


7.   Other

     Other assets represent a 68% interest in land, plant and equipment located in Brazil to be used for the growing of plants and the processing of raw materials for the production of the Malarax product. As of March 14, 2002, this interest had not been legally registered. The plant and equipment are currently used by the 32% owner, on a rent free basis, for their production. The Company anticipates the commencement of its own production, possibly after the transfer of these assets to a new subsidiary, after October 7, 2002. The Company purchased these assets on October 7, 2001 in exchange for a $500,000 deposit and 7,000,000 shares of the Company and 1,000,000 shares of the subsidiary company, Sword Comp-Soft Corp.

     At November 30, 2000, other assets represented long-term prepaid expenses.


8.   Accounts Payable and Accrued Liabilities

     Included in accounts payable is approximately $70,000 (2000 - $54,000) payable in Canadian currency (Cdn$108,000; 2000 - $83,000).

Millenia Hope Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2001


9.   Notes Payable and Long-Term Debt

     The notes are unsecured, mature on November 30, 2002 and bear interest at 7% per annum. The amount at November 30, 2001 including interest is $228,815.

     On February 28, 2000, the Company paid $51,205 in cash and issued 4,644,156 warrants to settle the following related party notes payable and long-term debt as follows:

     ---------------------------------------------------------------------------

      Notes payable                        $    1,172,648
      Long-term debt                              192,831
      Interest expense                             27,770
     ---------------------------------------------------------------------------

                                           $    1,393,249
     ===========================================================================

10.  Acquisition of Sword Comp-Soft, Corp.

     On May 29, 2000, the Company issued 5,000,000 shares of common stock and 5,000,000 warrants in exchange for 35,700,000 shares of Sword Comp-Soft, Corp., a Delaware corporation which provides on-line interactive health services through the internet. The warrants are exercisable at $2.00 USD and expire on May 29, 2003. The transaction was recorded using the purchase method as the registrant acquired 76.45% of Sword Comp-Soft, Corp.'s outstanding shares at May 29, 2000.

     The following assets were acquired through this transaction
     ---------------------------------------------------------------------------


     Note receivable - 3rd party                      $   33,600
     Note receivable - related party                      34,233
     Fixed assets                                         23,221

     The following liabilities were assumed through this transaction:
     ---------------------------------------------------------------------------


     Accounts payable and accrued liabilities         $    4,500

     The Company divested itself of 3,000,000 shares of Sword Comp-Soft, Corp. due to acquisitions (notes 6 and 7). The Company now owns 70% of Sword Comp-Soft, Corp.'s outstanding shares at November 30, 2001.

11.  Commitments

     On December 27, 1997, the Company entered into a lease agreement for office space. This agreement is for a term of five years, with an option to renew for an additional five years. The annual rental amount is $58,400.

Millenia Hope Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2001



11.  Commitments (Cont'd)

     The Company has entered into an additional lease agreement for office space. The term of the lease begins on May 1, 2000 and terminates on June 30, 2005, with an option to renew for an additional five years. The annual rental amount is $18,000.

     On June 1, 2000, the Company entered into a three years agreement to lease an automobile from a company controlled by a minority shareholder, for an annual rent of $12,480.

     Minimum payments required under operating leases that have initial or remaining noncancelable lease terms is approximately as follows:

     2002                                                         $   88,900
     2003                                                             28,000
     2004                                                             18,000
     2005                                                             10,500

     On December 27, 1997, the Company entered into a five year agreement for use of all office and telephone equipment and the services of a receptionist. Annual fees payable for use of these services amounts to $28,000.


12.  Related Party Transactions

     The notes receivable, which are unsecured, are due from Liquid Asset Corp., a company with a common chief executive officer and director with Millenia Hope Inc., mature on November 30, 2002 and bear interest at 7% per annum. On November 30, 2000, the notes receivable were due from third parties. Income accrued during the year was $10,180.

     The note payable, which is unsecured, is held by a minority shareholder. The note has a term of one year bearing interest at 7% per annum. The amount at November 30, 2001 is $228,815 (2000 - $196,338) which includes interest of $2,505.

     On January 9, 1998, the Company entered into an agreement with L'Espoir Du Millenaire Inc. whereby the Company has marketing and distributor rights for the Malarax product. The agreement is for five years and requires L'Espoir Du Millenaire Inc. to make annual payments of $30,000 to Millenia Hope Inc. for the rights. The agreement also allows for renewal of the agreement for an additional five years provided that certain sales quotas have been met. L'Espoir Du Millenaire Inc. is controlled by a minority shareholder of the Company.

     Included in accounts payable is approximately $4,150 (November 30, 2000 - $Nil) due to a director of the Company.

Millenia Hope Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2001



13.  Income Taxes

     The Company did not provide any current or future United States federal, state or foreign income tax provision or benefit for the periods presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.


14.  Shareholders' Equity

     Subscriptions Receivable

     During the year, the Company issued 1,325,000 common shares in exchange for subscriptions receivable totalling $293,750. The receivables are unsecured, non-interest bearing and mature at various dates until November 8, 2002.

     Common Stock

     In December 1997, the Company issued 4,000,000 shares of common stock at a price of $0.00505 pursuant to an private placement offering exempt from registration requirements under section 4(2) of the Securities Act of 1933, as amended, and Rule 504 of Regulation D.

     In February 1998, the Company, in accordance with it private placement offering exempt from registration requirements under section 4(2) of the Securities Act of 1933, as amended, and Rule 504 of Regulation D issued 6,100,000 units (each unit consisting of one (1) share of common stock an (1) warrant) at a price of $0.07 per unit. Each warrant entitles the registered holder thereof to purchase at any time from the date of the offering until the close of business February 11, 2001, one share of common stock at a price of $0.09.

     In March 1999, the Company issued 1,111,220 shares of common stock in settlement of marketing agreements established with organizations for their services which included the marketing of the Company and its product Malarex. The total marketing cost was $1,514,215. The Company's share value on that date was trading on the OTC Bulletin Board at $1.3627. The transaction was at arm's length with third parties.

     In February 1998, the Company issued in accordance with it private placement offering exempt from registration requirements under section 4(2) of the Securities Act of 1933, as amended, and Rule 504 of Regulation D issued 6,100,000 units (each unit consisting of one (1) share of common stock and (1) warrant) at a price of $0.07 per unit. Each warrant entitles the registered holder thereof to purchase at any time from the date of the offering until the close of business February 11, 2001, one share of common stock at a price of $0.09. On January 17, 2000, the Company issued 563,000 shares of common stock at a price of $0.09 per share to individuals who exercised their warrants.

Millenia Hope Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2001


14.  Shareholders' Equity (Cont'd)

     On January 20, 2000, one of the founders of the corporation who was invited to participate at the inception of the Company based upon on his ability in the area of investor relations, agreed to return his 1,000,000 shares to the Company for cancellation due to changed personal circumstances in which he was unable to devote significant time and effort to the Company. These shares have been classified as treasury shares.

     On May 29, 2000, the Company issued 5,000,000 shares of common stock in exchange for 35,700,000 shares of Sword Comp-Soft, Corp.

     In February 1998, the Company, in accordance with it private placement offering exempt from registration requirements under section 4(2) of the Securities Act of 1933, as amended, and Rule 504 of Regulation D issued 6,100,000 units (each unit consisting of one (1) share of common stock and (1) warrant) at a price of $0.07 per unit. Each warrant entitles the registered holder thereof to purchase at any time from the date of the offering until the close of business February 11, 2001, one share of common stock at a price of $0.09. On May 31, 2000, the Company issued 4,398,944 shares of common stock at a price of $0.09 per share to individuals who exercised their warrants.

     In February 1998, the Company issued in accordance with it private placement offering exempt from registration requirements under section 4(2) of the Securities Act of 1933, as amended, and Rule 504 of Regulation D issued 6,100,000 units (each unit consisting of one (1) share of common stock and (1) warrant) at a price of $0.07 per unit. Each warrant entitles the registered holder thereof to purchase at any time from the date of the offering until the close of business February 11, 2001, one share of common stock at a price of $0.09. On July 10, 2000, the Company issued 353,351 shares of common stock at a price of $0.09 per share to individuals who exercised their warrants.

     In January 2001, the Company, in accordance with its private placement offering exempt from registration requirement under 4(2) of the securities Act of 1933, as amended, and Rule 504 of Regulation D issued 66,000 units at a price of $0.25 per unit.

     In March 2001, the Company issued 150,000 shares of common stock in exchange for a subscription receivable of $37,500.

     On March 14, 2001, the Company issued 30,000 shares of common stock in settlement of marketing services totalling $7,500. The Company's share value at that date was trading on the OTC Bulletin Board at $0.40 per share. The transaction was at arm's length with third parties.

     On March 23, 2001, the Company issued 25,000 shares of common stock in settlement of marketing services totalling $6,250. The Company's share value at that date was trading on the OTC Bulletin Board at $0.45 per share. The transaction was at arm's length with third parties.

     On April 5, 2001, the Company issued 750,000 common shares in exchange for a subscription receivable of $187,500.

Millenia Hope Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2001



14.  Shareholders' Equity (Cont'd)

     On May 3, 2001, the Company issued 20,000 shares of common stock in settlement of marketing services totalling $5,000. The Company's share value at that date was trading on the OTC Bulletin Board at $0.50 per share. The transaction was at arm's length with third parties.

     On May 24, 2001, the Company issued 50,000 shares of common stock in exchange for a subscription receivable totalling $12,500.

     On May 29, 2001, the Company issued 6,000,000 common shares as partial payment for the exclusive rights to the oxygenation of all liquid and gases registered under patent protection (see note 6). The transaction was at arm's length with third parties.

     On September 11, 2001, the Company issued 75,000 shares of common stock in settlement of marketing services totalling $11,250. The Company's share value at that date was trading on the OTC Bulletin Board at $0.25 per share. The transaction was at arm's length with third parties.

     In October 2001, the Company issued 7,000,000 common shares in partial settlement of land, building and equipment purchased from third parties (see note 7).

     On November 8, 2001, the Company issued 375,000 common shares in exchange for a subscription receivable of $56,250.

     Warrants and Options

     On February 28, 2000, the Company issued 4,644,156 warrants to settle the following related party notes and long-term debt:

     ---------------------------------------------------------------------

     Notes payable                                          $    1,172,648
     Long-term debt                                                192,831
     Interest expense                                               27,770
     ---------------------------------------------------------------------

                                                            $    1,393,249
     =====================================================================

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

Millenia Hope Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2001


14.  Shareholders' Equity (Cont'd)

     On May 29, 2000, the Company issued 5,000,000 shares of common stock and 5,000,000 warrants in exchange for 35,700,000 shares of Sword Comp-Soft, Corp. The warrants are exercisable at $2.00 USD and expire on May 29, 2003.

     On January 29, 1999, the Company granted 210,000 options to its President, Leonard Stella. The options vest 70,000 per year over a three year period. The options are exercisable at $1.50 per share and expire on December 31, 2003. The total dollar value of the options at the date of grant was $315,000. The fair market value of the Company's stock on January 29, 1999, which was tradable on the OTC Bulletin Board, was $1.50.

     On January 29, 1999, the Company granted 150,000 options to its Chief Executive Officer, Dominique Morisot. The options vest 50,000 per year over a three year period. The options are exercisable at $1.50 per share and expire on December 31, 2003. The total dollar value of the options at the date of grant was $225,000. The fair market value of the Company's stock on January 29, 1999, which was tradable on the OTC Bulletin Board, was $1.50.

     On January 29, 1999, the Company granted 50,000 options to its Vice President Human Resource, Ronald Lapenna. The options vest after one year. The options are exercisable at $1.50 per share and expire on December 31, 2003. The total dollar value of the options at the date of grant was $75,000. The fair market value of the Company's stock on January 29, 1999, which was tradable on the OTC Bulletin Board, was $1.50.

     On January 29, 1999, the Company granted 50,000 options to its Vice President Finance, George Haligua. The options vest after one year. The options are exercisable at $1.50 per share and expire on December 31, 2003. The total dollar value of the options at the date of grant was $75,000. The fair market value of the Company's stock on January 29, 1999, which was tradable on the OTC Bulletin Board, was $1.50.

     On August 30, 1999, the Company granted 100,000 options to its chairman of the Board, Dr. Alain Soucy. The options vest after one year. The options are exercisable at $0.30 per share and expire on December 31, 2003. The total dollar value of the options at the date of grant was $30,000. The fair market value of the Company's stock on August 30, 1999, which was tradable on the OTC Bulletin Board, was $0.30.

     On February 22, 2000, the Company granted 50,000 options to its Vice-Chairman of the Board, Dr. David Mulder. The options vest after one year. The options are exercisable at $1.50 per share and expire on November 30, 2003. The total dollar value of the options at the date of grant was $75,000. The fair market value of the Company's stock on February 22, 2000, which was tradable on the OTC Bulletin Board, was $1.00.

Millenia Hope Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2001


14.  Shareholders' Equity (Cont'd)

     On April 19, 2000, the Company granted 100,000 options to its Chairman of the Board, Dr. George Tsoukas. The options vest after one year. The options are exercisable at $1.50 per share and expire on November 30, 2003. The total dollar value of the options at the date of grant was $150,000. The fair market value of the Company's stock on April 19, 2000, which was tradable on the OTC Bulletin Board, was $1.60.

     On January 29, 2001, the Company granted 100,000 options to its Chairman of the Board, Dr. George Toukas. The options vest after one year, are exercisable at $1.50 per share, and expire on November 30, 2003. The total dollar value of the options at the date of the grant was $150,000. The fair market value of the Company's stock on January 29, 2001, which was tradable on the OTC Bulletin Board, was $0.59 per share.

     On January 29, 2001, the Company granted 50,000 options to its Vice-Chairman of the Board of Directors, Dr. David Mulder. The options vest after one year, are exercisable at $1.50 per share and expire March 30, 2003. The total dollar value of the options at the date of the grant was $75,000. The fair market value of the Company's stock on January 29, 2001, which was tradable on the OTC Bulletin Board, was $0.59 per share.

     On January 29, 2001, the Company granted 50,000 options to a member of the Board of Directors, Mr. Ronald LaPenna. The options vest after one year, are exercisable at $1.50 per share and expire November 30, 2003. The total dollar value of the options at the date of the grant was $75,000. The fair market value of the Company's stock on January 29, 2001, which was tradable on the OTC Bulletin Board, was $0.59 per share.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 129. "Accounting for Stock-Based Compensation". The Company has determined that it will continue to account for employee stock-based compensation under Accounting Principles Board No. 25 and elect the disclosure-only alternative under SFAS No. 123. The fair value of a share of nonvested stock is measured at the market price of a share on the grant date. The proforma effect on net income and earnings per share is reflected as follows:

                                                        Year ended      Year ended     Year ended
     FAS 123 "Accounting for stock base compensation  Nov. 30, 2001   Nov. 30, 2000  Nov. 30, 1999
     Paragraph 47 (a)                                 -------------   -------------  -------------
     1. Beginning of year - outstanding
            i. number of options                          710,000       560,000              --
            ii.weighted average exercise price               1.46          1.29              --
     2. End of year - outstanding
            i. number of options                          910,000       710,000         560,000
            ii.weighted average exercise price               1.47          1.46            1.29
     3. End of year - exercisable
            i. number of options                          590,000       320,000              --
            ii.weighted average exercise price               1.45          1.13              --
     4. During the year - granted
            i. number of options                          200,000       150,000         560,000
            ii.weighted average exercise price               1.50          1.50            1.29

Millenia Hope Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2001


14.  Shareholders' Equity (Cont'd)

     5. During the year - exercised
            i. number of options                               --            --              --
            ii.weighted average exercise price                 --            --              --
     6. During the year - forfeited
            i. number of options                               --            --              --
            ii.weighted average exercise price                 --            --              --
     7. During the year - expired
            i. number of options                               --            --              --
            ii.weighted average exercise price                 --            --              --

     Paragraph 47 (b) - Weighted-average grant-date
       fair value of options granted during the year
     1. Exercise price equals market price                   0.61          0.95            1.11
     2. Exercise price less than market price                1.50          1.50              --
     3. Exercise price exceeds market price                    --          1.50              --

     Paragraph 47 (c) - Equity instruments other
       than options                                          none          none            none

                                                     Year ended     Year ended     Year ended
                                                    Nov. 30, 2001  Nov. 30, 2000  Nov. 30, 1999
                                                    -------------  -------------  -------------
     Paragraph 47 (d) - Description of the method
       and significant assumptions used during the
       year to estimate the fair value of options:
     1. Weighted average risk-free interest rate             2.20%         7.00%           6.10%
     2. Weighted average expected life                  12 months  36.00 months    56.74 months
     3. Weighted average expected volatility               109.00%       100.00%         128.00%
     4. Weighted average expected dividends                    --            --              --

     Paragraph 47 (e) - Total compensation cost
       recognized in income for stock-based employee
       compensation awards                                     --            --              --

     Paragraph 47 (f) - The terms of significant
       modifications of outstanding awards                   none          none            none

     Paragraph 48 Options outstanding at the date of
       the latest statement of financial position
       presented:
     1. (a) Range of exercise prices                  $0.30-$1.50   $0.30-$1.50     $0.30-$1.50
        (b) Weighted-average exercise price                  1.46          1.46            1.29
     2. Weighted-average remaining contractual life
       (in months)                                          19.16         23.60           56.74

Millenia Hope Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2001



14.  Shareholders' Equity (Cont'd)

                                                                                               Inception
                                                                                             Dec. 24, 1997
                                                 Year ended     Year ended     Year ended          to
                                                Nov. 30, 2001  Nov. 30, 2000  Nov. 30, 1999  Nov. 30, 2001
     -----------------------------------------------------------------------------------------------------

     Net income after pro forma
        effect                                   $ (968,202)   $ (995,127)   $ (2,241,947)  $ (5,698,626)
     Earnings per share after pro forma
        effect                                      (0.0389)      (0.0633)        (0.2028)       (0.3798)


15.  Subsequent Events

     In February 2002, the Company entered into a one year agreement to purchase investor relations services for a monthly fee of $1,600 ($2,500Cdn) from February to March 2002, $3,200 ($5,000Cdn) from April to July, 2002, and $3,200 ($5,000Cdn) plus 5,000 free trading shares from August 2002 through January 2003 inclusively.

     The Company has the right to terminate the agreement any time after July 31, 2002.


16.  Comparative Figures

     The financial statements for 1999 and 2000, which are presented for comparative purposes only, were examined and reported upon by another accountant.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, this Annual Report or Ammendment was signed on its behalf by the undersigned, thereunto duly authorized.

                            MILLENIA HOPE INC.


 Date: March 15, 2002       /s/ George Tsoukas
                            ------------------------
                            George Tsoukas, Chairman and Director


 Date: March 15, 2002       /s/ David Mulder
                            ----------------------------
                            David Mulder, Vice Chairman and Director


 Date: March 15, 2002       /s/ Dominique Morisot
                            ---------------------------------
                            Dominique Morisot, President/CEO and Director


 Date: March 15, 2002       /s/ Leonard Stella
                            ------------------------------
                            Leonard Stella, Chief Operating Officer and Director
                            (Principal Financial Officer)


 Date: March 15, 2002       /s/ Ronald Lapenna
                            ---------------------------
                            Ronald Lapenna, VP Personnel and Director