Form 10-Q
period 2002-02-28
MILLENIA HOPE INC
filed 2002-04-16
CIK 1060827

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 28, 2002 Issuer had 35,806,265 outstanding shares of Common Stock.

                                      INDEX

PART I: FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheet (Unaudited) at February 28, 2002.

             Consolidated Statement of operations (Unaudited) for the three months ended February 28, 2002 and February 28, 2001 and from inception (December 24, 1997) to February 28, 2002.

             Consolidated Statements of cash flows (Unaudited) for the three months ended February 28, 2002 and February 28, 2001 and from inception (December 24, 1997) to February 28, 2002.

             Notes to the Financial Statements (Unaudited)

     Item 2. Plan of Operations

PART II.  Other Information

     Item 2. Sale of Unregistered Securities

     Item 6. Exhibits and Reports on Form

     SIGNATURES

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED BALANCE SHEET
                              AT FEBRUARY 28, 2002
                                   (UNAUDITED)


                                     Assets
                                     ------

Current Assets
     Cash and cash equivalents                                   $         0
     Accounts Receivable                                             153,469
     Note Receivable - Related Party                                 162,139
     Other current assets                                              9,800
                                                                 -----------

       Total current assets                                          325,408
Property and equipment, net                                           62,345
Other Asset                                                        2,800,000
                                                                 -----------
Total assets                                                       3,187,753
                                                                 ===========

                      Liabilities and Shareholder's Equity
                      ------------------------------------

Current Liabilities
     Bank Indebtedness                                                   241
     Accounts payable and accrued liabilities                         99,892
     Notes payable (principally related parties)                     197,816
     Other current liabilities                                         2,500
                                                                 -----------

       Total current liabilities                                     300,449

Minority Interest                                                     81,724

 Shareholder's Equity
     Common Stock, $.0001 par value; authorized
          70,000,000 shares; issued and outstanding 35,806,265         3,581
     Warrants                                                      1,393,247
     Paid in Capital                                               6,632,975
     Shares Subscriptions receivable                                (370,469)
     Cost of Treasury Shares                                             100
     Deficit accumulated during the development stage             (4,853,854)
                                                                 -----------

       Total Shareholder's Equity                                  2,805,580
        Total liabilities and shareholder's equity               $ 3,187,753
                                                                 ===========

     Read the accompanying significant notes to financial statements, which are an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE 3 MONTHS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001
                          AND THE PERIOD FROM INCEPTION
                    (DECEMBER 24, 1997) TO FEBRUARY 28, 2002.
                                   (UNAUDITED)

                                                                                                    INCEPTION
                                                                              3 months ended     (Dec. 24, 1997)
                                                          February 28, 2002    Feb. 29, 2001      Feb.28, 2002
                                                          -----------------    -------------      ------------
Revenue:                                                       120,158            101,309            828,777
Cost of Revenues                                                40,154             90,660            453,566
                                                           -----------        -----------        -----------
                                                                80,004             10,649            375,211

Operating expenses:
       Marketing                                                    --                 --          1,631,619
       Patent Rights                                                --                 --          1,005,827
       Other Development Costs                                      --                 --            861,571
       Travel                                                       --              2,675            234,859
       Rent                                                     23,600             23,600            313,410
       Selling, General and administrative expenses             39,176             26,031          1,033,996

          Total operating expenses                              62,776             51,706          5,081,282

 Income (Loss) before other income (expense)                    17,228            (41,057)        (4,706,071)

Other income (expense):
       Interest expense related party                           (3,403)              (974)          (170,126)
       Interest income related party                             2,778                 --             15,209

         Total other income (expense)                             (625)              (974)          (154,917)

Net Income (Loss) before Minority Interest                      16,603            (42,031)        (4,860,988)

Minority Interest in net income (loss) of subsidiary            15,272             (3,970)            (7,134)

Net Income (loss)                                                1,331            (38,061)        (4,853,854)
                                                           ===========        ===========        ===========

Basic weighted average common shares outstanding            35,567,752         14,871,538         16,856,933
                                                           ===========        ===========        ===========

Basic Loss per common share                                     0.0000            (0.0026)           (0.2879)
                                                           ===========        ===========        ===========


           Read the accompanying notes to financial statements, which is an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDTAED STATEMENT OF CASH FLOWS
       FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001
                        AND THE PERIOD FROM THE INCEPTION
                    (DECEMBER 24, 1997) TO FEBRUARY 28, 2002
                                   (UNAUDITED)

                                                                                                                  Inception
                                                                                    Three Months             (December 24, 1997)
                                                                                  Ended February 28,               through
                                                                            ------------------------------
                                                                               2002                2001       February 28, 2002
                                                                            ----------          ----------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                              1,331             (38,061)         (4,853,854)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
             Depreciation and amortization                                     6,715               8,211              89,591
            Issuance of stock for general & administrative expenses               --                  --              18,750
             Issuance of stock for marketing services                             --                  --           1,544,215
             Issuance of note for other development costs                         --                  --             817,226
             (subsequently converted to warrants)
             Interest expense settled with issuance of note                       --                  --              27,770
             (subsequently converted to warrants)
           Interest expense - related party                                    3,403                 974              20,488
           Interest income - related party                                    (2,778)                 --             (15,209)
Changes in Operating assets and liabilities:
             Receivables and other Assets                                    (21,458)             14,458            (310,199)
             Payables and Accrued Liabilities                                (16,924)             (9,912)             99,892
                                                                          ----------          ----------          ----------

Net cash provided by/(used in) operating activities                          (29,711)            (24,330)         (2,561,330)


CASH FLOWS FROM INVESTING ACTIVITIES:

Bank Indebtedness                                                             (1,186)                 --                 241
Purchase of Property and equipment                                                --                  --            (128,715)
Issuance of stock for subsidiaries cash balance                                   --                  --              40,628
Repayment of subsidiary related party note receivable                             --                  --              34,233
Collection of subsidiary share subscription receivable                            --                  --              83,331
Minority interest portion of net income/(loss) of subsidiary                  15,272              (3,970)             (7,134)
Deposits on future acquisitions                                                   --                  --          (1,000,000)
                                                                          ----------          ----------          ----------

Net cash provided by/(used in) investing activities                           14,086              (3,970)           (977,416)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable, principally related parties                                      --                  --           1,416,045
  Issuance of stock                                                           15,625              16,500             957,701
  Contribution to Paid in Capital                                                 --                  --           1,165,000
                                                                          ----------          ----------          ----------

Net cash provided by/(used in) financing activities                           15,625              16,500           3,538,746
                                                                          ----------          ----------          ----------


Net increase (decrease) in cash and cash equivalents                              --             (11,800)                 --
Cash and cash equivalents, beginning of period                                    --              14,550                  --
                                                                          ----------          ----------          ----------
Cash and cash equivalents, end of period                                          --               2,750                  --
                                                                          ==========          ==========          ==========

Supplemental Schedule of noncash investing and financing activities:

On February 28, 2000, the company issued 4,644,156 warrants to settle the following related party notes:

     Notes payable (principally related parties) (net of discount)   1,172,648
     Long-term debt, less current  portion (net of discount)           104,031
     Current portion of long term debt ( net of discount)               88,800
     Current year interest expense                                      27,770
                                                                     ---------

                                                                     1,393,249

On May 29, 2000, the company issued 5,000,000 shares of common stock in exchange for 35,700,000 shares of Sword Comp-Soft Corp, a Delaware corporation which provides on-line interactive health services through the Internet. The transaction was recorded using the "purchase method" as the registrant acquired 76,54% of Sword Comp-Soft Inc's outstanding shares at May 29, 2000.

The following assets were acquired through this transaction:

Notes Receivable - 3rd Party                                     33,600
Notes Receivable - Related Party                                 34,233
Property and Equipment, net                                      23,221

The following liabilities were assumed through this transaction:

Accounts payable and accrued liabilities                          4,500

On April 30, 2000, the company's subsidiary issued 600,000 shares for Equipment valued at $15,000.

On October 12, 2001 the company issued 7,000,000 common shares to acquire other assets valued at $2,294,541.

On October 12, 2001 the company divested itself of 1,000,000 common shares that it owned of its subsidiary for other assets valued at $5,459.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                FEBRUARY 28, 2002

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

The company currently recognizes revenue in the form of direct sales to the retail market and licensing fees, which are recorded over the life of the licensing agreement using the straight-line method. Currently the company has one agreement with a term of 5 years commencing on January , 1999.

The company also recognizes revenue from its subsidiary, providing technology related services, such internet site hosting and software consulting. Revenue is recognized when the service is performed.

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

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net income of $1,331 for the three months ended Feb 28, 2002 as well as reporting net losses of $4,853,854 from inception (December 24, 1997) to February 28, 2002. As reported on the statement of cash flows, the Company had negative cash flows from operating activities of $29,711 for the three months ended February 28, 2002 and has reported deficient cash flows from operating activities of $2,561,330 from inception (December 24, 1997). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $957,701 and short term debt $1,416,045 which is principally related party debt.

Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long term relationships with other major organizations to develop and distribute the product Malarex. Management anticipates generating revenue through the sales of Malarex(TM) during the next fiscal year. The major shareholder's of the organization have committed to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead.

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

NOTE 6 - STOCKHOLDER'S EQUITY

Between December 2, 2001 and February 14, 2002 the company sold 613,750 shares of common stock at a price of $0.125 per share pursuant to Regulation S. The aforementioned $76,719 from stock sales have not yet been received by the corporation and is recorded as a diminution of shareholder's equity as a share subscription receivable.

On February 14, 2002 the company sold 125,000 shares of common stock at a price of $0.125 per share pursuant to Regulation S.

NOTE 7 - PATENT RIGHTS

On May 31, 2001, Millenia Hope and Liquid Asset Corp signed a finalized purchase agreement that gives Millenia Hope the exclusive worldwide rights to oxygenate intravenous solutions until September 1, 2005 with an option to purchase these same rights for a further 5 years period. The purchase price for these rights to September 1, 2005, is $ 500,000 cash, 6 million Millenia Hope common shares and 2 million non-registered common shares of its subsidiary, Sword Comp-Soft Corp, that were owned by Millenia.

NOTE 8 - OTHER ASSETS

On October 9, 2001, Millenia Hope acquired a 68% interest in assets, comprised of land, plant and equipment located in Brazil to be used in the production of MalarexTM. The purchase price was $500,00 cash, 7 million Millenia Hope shares and 1 million non-registered common shares of its subsidiary, Sword Comp-Soft Corp, that were owned by Millenia.

Plan of Operation

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

The business objective of Millenia is to establish MALAREX as an accepted control agent for the treatment and prevention of malaria throughout the world. Not only do we believe that MALAREX is an effective anti-malarial drug, it will also be made available at prices that are adapted to the realities of the affected market. The availability and pricing of MALAREX, we believe, will ensure its acceptability and use in the fight against malaria. To this end the company is involved with ongoing clinical trials of MALAREX

To  date,  Malarex(TM)  has had  positive  test  results  for  its  non-toxicity
(Institute  of  Superior  Health,   Rome  1997)  and  successful  In-Vivo  tests
(Mozambique 1997, Madagascar 1998, Cameroon 1999 and 2001)

On September 26, 2000 Millenia's PCT (International)Patent Application was accepted and Millenia is now in the process of registering its patent protection on the National level (52 countries). As well, Malarex(TM) trademark application are pending in the aforementioned 52 countries.

As of February 28, 2002, Millenia Hope had received 2 sales authorizations from West African nations, Congo (Brazzaville) and Guinea (Conakry). We are awaiting sales authorizations from several other West African nations. Based on managements best estimates, Millenia hopes to sell 2 million treatments of Malarex or $12million by the end of fiscal 2002.

Millenia has adopted an extremely conservative sales forecast. In the face of anti-malarial drug resistance, the need for more effective treatments will continue to intensify. Once a network of local manufacturers and distributors capable of producing and supplying MALAREX are in place, the demand for MALAREX should increase commensurately.

It is estimated the demand for MALAREX will increase as it becomes one of the accepted choices in the fight against malaria. Millenia has chosen to remain conservative and has established a goal of capturing 2% (between $180-$200 million) of the marketplace in five years. According to the company's internal estimates, based upon it's knowledge of the industry, attaining this sales level will ensure the viability and profitability of the Company for its shareholders. No assurances can be given that the Company will meet its sales goals.

Furthermore, Millenia is committed to ongoing research and development to expand the efficacy of MALAREX and its derivatives in fighting infectious diseases.
As an integral part of this effort, Millenia will collaborate with major research centers as well as governmental and non-governmental organizations to combat the scourge that is malaria.

There is currently insufficient funds to adequacy provide for the Company's needs over the next twelve months, however, the officers and certain shareholders have committed to fund the operations of the company during the net twelve months until the company can generate sufficient cash flows from operations to meet current operating expenses and overhead.

Liquidity and cash flow needs of the company

From December 1st, 2001 to February 28, 2002 the company and its subsidiary incurred operating and interest expenses in the amount of $103,555 while recording net cash revenues of $120,158. from March 1st, 2002 to November 30th, 2002, the fiscal year end, the company anticipates that its net cash flow needs, including that of its subsidiary, will be $500,000 primarily to cover day today operating expenses. These funds will be covered by revenue received and any shortfalls will be met by the officers and certain shareholders as previously outlined.

SWORD COMP-SOFT CORP. an (ASP) Application Service Provider, incorporated in November 1998 specializing in the E-Healthcare sector, commenced activities in February 2000.

Sword has what it believes is some of the most advanced technology currently available in the field of e-Healthcare and that it will be in a position to offer a range of application services designed around the concept of providing a series of useful, on line interactive health services and facilities in an attractive, convenient format to people in their electronic environments. These application services include the identification and personal logging of disease(s) and strategies to cope with long term health issues from nutrition, wellness and health in a "patient driven" format. Sword is nearing the imminent completion of its first ASP (2nd Quarter 2002).

Sword has already generated revenue and at its November 30, 2001 year end Sword broke even. Per its best estimates, Sword expect to generates a net profit by its November 30, 2002 year end.

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

On October 9, 2001 Millenia Hope and Cibecol Industrial Farmaceutica Ltda. signed a purchase agreement via which Millenia will acquire 68% of the assets of Cibecol for $500,000 in cash, 7 million shares of Millenia Hope common shares and 1 million common shares of Sword Comp-Soft., a subsidiary of Millenia Hope, that are owned by Millenia.

Cibecol, incorporated and headquartered in Brazil, operates one of the largest phyto-pharmaceutical plants in Southern Brazil out of its 20,000 square foot manufacturing facility and also owns 82 hectares of arable land, located in Porto Allegre, Brazil. Millenia will use the Brazilian facility for the production of voacamine, the active agent in Malarex(TM). Cibecol will continue to produce its own group of 61 natural medicines.

Furthermore, Millenia, under the leadership of its scientific committee, expects to introduce a new concept, which we call 02-IV, oxygenation of intravenous solutions. Intravenous solution recipients will now be able to derive a positive boost from the extra dose of oxygen delivered directly to their blood stream.

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

Part II other information

Item 2: Sales of Unregistered securities

Date of              Title of            Number       Consideration       Exemption from
Sale                 Security             Sold          Received        Registration claimed
12/02/2001         common shares          25,000         $ 3,125            Regulation S

1/10/2002          common shares         250,000         $31,250            Regulation S

1/17/2002          common shares          68,750         $ 8,594            Regulation S

1/24/2002          common shares         145,000         $18,125            Regulation S

2/14/2002          common shares         250,000         $31,250            Regulation S

(b) Reports on Form 8-K

    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Millenia Hope Inc.
                                                       (Registrant)



Dated April 15, 2002                                By:  /s/ Leonard Stella
                                                         Chief Operating officer