Form 10-Q
period 2002-05-31
MILLENIA HOPE INC
filed 2002-07-15
CIK 1060827

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 31, 2002 Issuer had 36,494,915 outstanding shares of Common Stock.


                                      INDEX

PART I: FINANCIAL INFORMATION

      Item 1. Financial Statements

            Consolidated Balance Sheet (Unaudited) at May 31, 2002.

            Consolidated Statement of Operations (Unaudited) for the three and six months ended May 31, 2002 and May 31, 2001 and from inception (December 24, 1997) to May 31, 2002.

            Consolidated Statements of cash flows (Unaudited) for the six months ended May 31, 2002 and May 31, 2001 and from inception (December 24,
            1997) to May 31, 2002.

            Notes to the Financial Statements (Unaudited)

      Item 2. Plan of Operations

PART II. Other Information

      Item 2. Sale of Unregistered Securities

      Item 6. Exhibits and Reports on Form

      SIGNATURES

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED BALANCE SHEET
                                 AT MAY 31, 2002
                                   (UNAUDITED)


                                     Assets
                                     ------

Current Assets
     Cash and cash equivalents                                      $         0
     Accounts Receivable                                                190,500
     Note Receivable - Related Party                                    169,154
                                                                    -----------

       Total current assets                                             359,654
Property and equipment, net                                              55,630
Other Asset                                                           2,800,000

                                                                    -----------
Total assets                                                          3,215,284
                                                                    ===========


                      Liabilities and Shareholder's Equity
                      ------------------------------------

Current Liabilities
     Bank Indebtedness                                                    6,037
     Accounts payable and accrued liabilities                           144,747
     Notes payable (principally related parties)                        198,083
     Other current liabilities                                            2,500
                                                                    -----------

       Total current liabilities                                        351,367

Minority Interest                                                        87,486

 Shareholder's Equity
     Common Stock, $.0001 par value; authorized
          70,000,000 shares; issued and outstanding 36,494,915            3,649
     Warrants                                                         1,393,247
     Paid in Capital                                                  6,711,657
     Shares Subscriptions receivable                                   (370,469)
     Cost of Treasury Shares                                                100
     Deficit accumulated during the development stage                (4,961,753)
                                                                    -----------

       Total Shareholder's Equity                                     2,776,431
        Total liabilities and shareholder's equity                  $ 3,215,284
                                                                    ===========


                   Read the accompanying significant notes to financial statements, which are an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE 3 MONTHS AND SIX MONTHS ENDED May
                   31, 2002 AND 2001 FROM INCEPTION (DECEMBER
                         24, 1997) THROUGH May 31, 2002.
                                  (UNAUDITED)


                                                                                                                        Inception
                                                                  Three Months                   Six Months           (Dec 24, 1997)
                                                                  Ended May 31,                 Ended May, 31            Through
                                                               2002           2001           2002           2001       May 31, 2002
                                                           -----------    -----------    -----------    -----------    ------------

Revenue:                                                        65,628         67,155        185,786        168,464        894,405

Cost of Revenues                                                32,096         52,103         72,250        156,208        485,662
                                                                33,532         15,052        113,536         12,256        408,743

Operating expenses:
       Marketing                                                    --             --             --             --      1,631,618
       Patent Rights                                                --        624,395             --        624,395      1,005,827
       Other Development Costs                                  32,400             --         32,400             --        893,971
       Rent                                                     19,100         23,600         42,700         47,200        332,510
       Travel                                                       --             --             --          2,675        234,859
       Selling, General and administrative expenses             83,791         36,178        122,967         48,164      1,117,787
                                                           -----------    -----------    -----------    -----------    -----------

          Total operating expenses                             135,291        684,173        198,067        722,434      5,216,573

                  Loss before other income (expense)          (101,759)      (669,121)       (84,531)      (701,178)    (4,807,830)

Other income (expense) (Net)
       Interest income (expense) (net)                            (378)          (834)        (1,003)        (1,808)      (155,295)
                                                           -----------    -----------    -----------    -----------    -----------


         Total other income (expense)                             (378)          (834)        (1,003)        (1,808)      (155,295)

Net Income (Loss) before Minority Interest                    (102,137)      (669,955)       (85,534)      (711,986)    (4,963,125)

Minority Interest in net income (loss) of subsidiary             5,762         (1,362)        21,034         (5,332)        (1,372)
                                                           -----------    -----------    -----------    -----------    -----------

Net loss                                                      (107,899)      (668,593)      (106,568)      (706,654)    (4,961,753)
                                                           ===========    ===========    ===========    ===========    ===========

Basic weighted average common shares outstanding            35,907,622     21,476,515     35,742,836     21,001,535     19,093,743
                                                           ===========    ===========    ===========    ===========    ===========

Basic Loss per common share                                $   (0.0030)   $   (0.0311)   $   (0.0030)   $   (0.0336)   $   (0.2598)
                                                           ===========    ===========    ===========    ===========    ===========


Read the accompanying notes to financial statements, which is an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDTAED STATEMENT OF CASH FLOWS
             FOR THE SIX MONTHS ENDED MAY 31, 2002 AND May 31, 2001 FROM INCEPTION (DECEMBER 24, 1997) THROUGH MAY 31, 2002
                                  (UNAUDITED)

                                                                                                                    Inception
                                                                                                               (December 24, 1997)
                                                                                        Six Months                   through
                                                                            Ended May 31, 2002  May 31, 2001       May 31, 2002
                                                                            ------------------  ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                                 (106,568)       (706,654)       (4,961,753)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
             Depreciation and amortization                                          13,430          14,494            96,306
              Issuance of stock for general & administrative expenses               46,350          18,750            65,100
             Issuance of stock for marketing services                                   --        1245,395         1,544,215
             Issuance of note for other development costs                           32,400              --           849,626
             (subsequently converted to warrants)
             Interest expense settled with issuance of note                             --              --            27,770
             (subsequently converted to warrants)
         Interest expense - related party                                            6,632              --            23,717
         Interest income - related party                                            (5,629)                          (18,060)
Changes in Operating assets and liabilities:
             Receivables and other Assets                                          (52,853)         28,638          (341,594)
             Payables and Accrued Liabilities                                       24,969          (4,061)          141,785

Net cash provided by/(used in) operating activities                                (41,269)       (524,438)       (2,572,888)

CASH FLOWS FROM INVESTING ACTIVITIES:

Bank Indebtedness                                                                    4,610              --             6,037
Purchase of Property and equipment                                                      --            (667)         (128,715)
Issuance of stock for subsidiaries cash balance                                         --              --            40,628
Repayment of subsidiary related party note receivable                                   --              --            34,233
Collection of subsidiary share subscription receivable                                  --              --            83,331
Minority interest portion of net income/(loss) of subsidiary                        21,034          (5,332)           (1,372)
Deposits on future acquisitions                                                         --         500,000        (1,000,000)
                                                                                  --------        --------        ----------

Net cash provided by/(used in) investing activities                                 25,644         494,001          (965,858)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable, principally related parties                                            --              --         1,416,045
  Issuance of stock                                                                 15,625         (16,500)          957,701
  Contribution to Paid in Capital                                                       --              --         1,165,000
                                                                                  --------        --------        ----------

Net cash provided by/(used in) financing activities                                 15,625          16,500         3,538,746

Net increase (decrease) in cash and cash equivalents                                    --         (13,937)               --
Cash and cash equivalents, beginning of period                                          --          14,550                --
                                                                                  --------        --------        ----------

Cash and cash equivalents, end of period                                                --             613                --
                                                                                  ========        ========        ==========

Supplemental Schedule of noncash investing and financing activities:

      On February 28, 2000, the company issued 4,644,156 warrants to settle the following related party notes:

      Notes payable (principally related parties) (net of discount)                      1,172,648
      Long -term debt, less current portion (net of discount)                              104,031
      Current portion of long term debt ( net of discount)                                  88,800
      Current year interest expense                                                         27,770
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

                                  MAY 31, 2002

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

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $(107,899) and $(106,568)for the three and six months ended May 31, 2002 as well as reporting net losses of $ (4,961,753)from inception (December 24, 1997) to May 31, 2002. As reported on the statement of cash flows, the Company had negative cash flows from operating activities of $(41,269)for the six months ended May 31, 2002 and has reported deficient cash flows from operating activities of $(2,572,888) from inception (December 24, 1997). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $957,701 and short term debt $1,416,045 which is principally related party debt.

Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan, maintain reporting compliance and establish long term relationships with other major organizations to develop and distribute the product Malarex. Management anticipates generating revenue through the sales of Malarex(TM) during this fiscal year. The major shareholder's of the organization have committed to fund the operations of the organization during this fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead.

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

Between April 11, 2002 and May 3, 2002 the company issued 656,250 shares of common stock, pursuant to Regulation S in settlement of general and administrative expenses and other development costs. The total amount of these expenses was $ 78,750.

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

The business objective of Millenia is to establish MALAREX as an accepted control agent for the treatment and prevention of malaria throughout the world. Not only do we believe that MALAREX is an effective anti-malarial drug, it will also be made available at prices that are adapted to the realities of the affected market. The availability and pricing of MALAREX, we believe, will ensure its acceptability and use in the fight against malaria. To this end the company is involved with ongoing clinical trials of MALAREX

To date, Malarex(TM) has had positive test results for its non-toxicity (Institute of Superior Health, University of Rome, Mcgill University) and successful In-Vivo tests (Mozambique 1997, Madagascar 1998, Cameroon 1999 and 2001, 2001)

On September 26, 2000 Millenia's PCT (International)Patent Application was accepted and Millenia is now in the process of registering its patent protection on the National level (52 countries). As well, Malarex(TM) trademark application are pending in the aforementioned 52 countries.

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

Furthermore, Millenia is committed to ongoing research and development to expand the efficacy of MALAREX and its derivatives in fighting infectious diseases. As an integral part of this effort, Millenia will collaborate with major research centers as well as governmental and non-governmental organizations.

There is currently insufficient funds to adequately provide for the Company's needs over the next twelve months, however, the officers and certain shareholders have committed to fund the operations of the company during the next twelve months until the company can generate sufficient cash flows from operations to meet current operating expenses and overhead.

Liquidity and cash flow needs of the company

From December 1st, 2001 to May 31, 2002 the company and its subsidiary incurred operating and interest expenses in the amount of $271,320 while recording net cash revenues of $185,786. from June 1st, 2002 to November 30th, 2002, the fiscal year end, the company anticipates that its net cash flow needs, including that of its subsidiary, will be $300,000 primarily to cover day today operating expenses. These funds will be covered by revenue received and any shortfalls will be met by the officers and certain shareholders as previously outlined.

SWORD COMP-SOFT CORP. an (ASP) Application Service Provider, incorporated in November 1998 specializing in the E-Healthcare sector, commenced activities in February 2000.

Sword has what it believes is some of the most advanced technology currently available in the field of e-Healthcare and that it will be in a position to offer a range of application services designed around the concept of providing a series of useful, on line interactive health services and facilities in an attractive, convenient format to people in their electronic environments. These application services include the identification and personal logging of disease(s) and strategies to cope with long term health issues from nutrition, wellness and health in a "patient driven" format. Sword is nearing the imminent completion of its first ASP (3nd Quarter 2002).

Sword has already generated revenue and at its November 30, 2001 year end Sword, per its best estimates, expect to generates a net profit by its November 30, 2002 year end.

Sword's registration statement was accepted by the Security Exchange Commission of the United States on July 16, 2001 and is a reporting company. It is presently in the process of applying to the NASD to be able to trade their shares on the over The Counter Market.

Millenia had no affiliation with Sword prior to its successful negotiation with that company to purchase a controlling interest in it. Mr. Leonard Stella, chief operating officer of Millenia Hope, fills the same post at Sword as well as sitting on its Board of Directors. This allows Millenia to both monitor and guide Sword in its financial transactions and decisions.

On October 9, 2001 Millenia Hope and Cibecol Industrial Farmaceutica Ltda. signed a purchase agreement via which Millenia acquired 68% of the assets of Cibecol for $500,000 in cash, 7 million shares of Millenia Hope common shares and 1 million common shares of Sword Comp-Soft., a subsidiary of Millenia Hope, that were owned by Millenia. Cibecol, incorporated and headquartered in Brazil, operates one of the largest phyto-pharmaceutical plants in Southern Brazil out of its 20,000 square foot manufacturing facility and also owns 82 hectares of arable land, located in Porto Allegre, Brazil. Millenia will use the Brazilian facility for the production of voacamine, the active agent in Malarex(TM).

Millenia, under the leadership of its scientific committee, expects to introduce a new concept, called 02-IV, oxygenation of intravenous solutions. Intravenous solution recipients will now be able to derive a positive boost from the extra dose of oxygen delivered directly to their blood stream.

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

On May 31, 2001, Millenia Hope and Liquid Asset Corp. signed a purchase agreement, the terms of which gave Millenia the exclusive worldwide rights to oxygenate intravenous solutions until September 1, 2005 with an option to purchase these same rights for a further 5 year period. The purchase price for these rights to September 1, 2005 is $500,000 in cash, 6 million Millenia Hope common shares and 2 million non-registered common shares of Sword Comp-Soft Corp. that are owned by Millenia.

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

Part II other information

Item 2: Sales of Unregistered securities

Date of         Title of       Number      Consideration    Exemption from
Sale            Security       Sold        Received         Registration claimed


12/02/2001    common shares     25,000        $3,125           Regulation S

1/10/2002     common shares    250,000       $31,250           Regulation S

1/17/2002     common shares     68,750        $8,594           Regulation S

1/24/2002     common shares    145,000       $18,125           Regulation S

2/14/2002     common shares    250,000       $31,250           Regulation S

4/11/2002     common shares    372,600     Settlement          Regulation S
                                           General and
                                           Administrative
                                           Expenses
                                           $ 44,712

4/25/2002     common shares    270,000     Settlement          Regulation S
                                           Other
                                           Development
                                           Costs
                                           $ 32,400

5/03/2002     common shares     13,650     Settlement          Regulation S
                                           General and
                                           Administrative
                                           Expenses
                                           $ 1,638

(b) Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   Millenia Hope Inc.
                                                     (Registrant)



Dated July 15, 2002                                By:  /s/ Leonard Stella
                                                        -----------------------
                                                        Chief Operating officer