Form 10-Q
period 2002-08-31
MILLENIA HOPE INC
filed 2002-10-15
CIK 1060827

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 31, 2002 Issuer had 36,862,695 outstanding shares of Common Stock.

                                      INDEX

PART I: FINANCIAL INFORMATION

      Item 1. Financial Statements

              Consolidated Balance Sheet (Unaudited) at August 31, 2002.

              Consolidated Statement of Operations (Unaudited) for the three and nine months ended August 31, 2002 and August 31, 2001 and from inception (December 24, 1997) to August 31, 2002.

              Consolidated Statements of Cash Flows (Unaudited) for the nine months ended August 31, 2002 and August 31, 2001 and from inception (December 24, 1997) to August 31, 2002.

              Notes to the Financial Statements (Unaudited)

      Item 2. Plan of Operations

      PART II. Other Information

      Item 2. Sale of Unregistered Securities

      Item 6. Exhibits and Reports on Form

      SIGNATURES

                               MILLENIA HOPE INC.
                           CONSOLIDATED BALANCE SHEET
                               AT AUGUST 31, 2002
                                   (UNAUDITED)

                                     Assets

Current Assets
     Cash and cash equivalents                                               --
     Accounts Receivable                                                220,318
     Note Receivable - Related Party                                    176,064
                                                                     ----------

       Total current assets                                             396,382
       Property and equipment, net                                       48,915
Other Assets                                                          2,800,000
                                                                     ----------

Total assets                                                          3,245,297
                                                                     ==========

                      Liabilities and Shareholder's Equity

Current Liabilities
     Bank Indebtedness                                                    2,939
     Accounts payable and accrued liabilities                           184,874
     Notes payable (principally related parties)                        167,816
       Other current liabilities                                          2,500
                                                                     ----------

       Total current liabilities                                        358,129

Minority Interest                                                       108,293

 Shareholder's Equity
     Common Stock, $.0001 par value; authorized                           3,686
          70,000,000 shares; issued and outstanding 36,862,695
     Warrants                                                         1,393,247
     Paid in Capital                                                  6,762,109
     Shares Subscriptions receivable                                   (370,469)
     Cost of Treasury Shares                                                100
     Deficit accumulated during the development stage                (5,009,798)
                                                                     ----------
       Total Shareholder's Equity                                     2,778,875

        Total liabilities and shareholder's equity                   $3,245,297
                                                                     ==========

                   Read the accompanying significant notes to financial statements, which are an integral part of this financial statement

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE 3 MONTHS AND NINE MONTHS ENDED AUGUST 31, 2002 AND 2001
           FROM INCEPTION (DECEMBER 24, 1997) THROUGH AUGUST 31, 2002
                                   (UNAUDITED)

                                                               Three Months                    Nine Months             Inception
                                                             Ended August 31,                Ended August 31,    (December 24, 1997)
                                                       ---------------------------     ---------------------------       through
                                                           2002            2001            2002            2001     August 31, 2002
                                                       -----------     -----------     -----------     -----------  --------------
Revenue:                                                   131,800          74,415         317,586         242,879       1,026,205
Cost of Revenues                                            35,664          31,087         107,914         173,250         521,326
                                                       -----------     -----------     -----------     -----------     -----------
                                                            96,136          43,328         209,672          69,629         504,879
Operating expenses:
       Marketing                                            56,174              --          56,174              --       1,687,792
       Patent Rights                                            --              --              --         624,395       1,005,827
       Other Development Costs                                  --              --          32,400              --         893,971
       Rent                                                 21,696          23,600          64,396          70,800         354,206
       Travel                                                   --              --              --           2,675         234,859
       Selling, general and administrative expenses         96,690          18,380         219,657          80,589       1,214,477
                                                       -----------     -----------     -----------     -----------     -----------

          Total operating expenses                         174,560          41,980         372,627         778,459       5,391,132

Loss before other income (expense)                         (78,424)          1,348        (162,955)       (708,830)     (4,886,253)

Other income (expense) (Net)
       Interest (expense) (Net)                               (189)           (532)         (1,192)         (2,340)       (155,484)
Sale by subsidiary of common stock                          51,375              --          51,375              --          51,375
                                                       -----------     -----------     -----------     -----------     -----------

          Total other income (expense)                      51,186            (532)         50,183          (2,340)       (104,109)

                                                       -----------     -----------     -----------     -----------     -----------
Net Income (Loss) before Minority Interest                 (27,238)            816        (112,772)       (711,170)     (4,990,362)

Minority Interest in Net Income (Loss) of Subsidiary        20,807          (5,454)         41,841             122          19,435
                                                       -----------     -----------     -----------     -----------     -----------

Net (Loss)                                                 (48,045)         (4,638)       (154,613)        711,292      (5,009,798)
                                                       ===========     ===========     ===========     ===========     ===========

Basic weighted average common shares outstanding        36,845,681      27,617,515      36,349,895      23,362,600      19,700,802
                                                       ===========     ===========     ===========     ===========     ===========

Basic Loss per common share                            $   (0.0013)    $   (0.0002)    $   (0.0043)    $   (0.0304)        (0.2543)
                                                       ===========     ===========     ===========     ===========     ===========

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR NINE MONTHS ENDED AUGUST 31, 2002 AND AUGUST 31, 2001
           FROM INCEPTION (DECEMBER 24, 1997) THROUGH AUGUST 31, 2002

                                                                                                                      Inception
                                                                                         Nine Months              December 24, 1997)
                                                                                  Ended Aug 31  Ended Aug 31           through
                                                                                      2002          2001           August 31, 2002
                                                                                     ------       ---------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                                 $(154,613)      $ 711,292           $(5,009,798)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
              Depreciation and amortization                                          20,145          20,777               103,021
              Issuance of stock for general & administrative expenses                96,839          18,750               115,589
              Issuance of stock for marketing services                                   --              --             1,544,215
              Issuance of note for other development costs                           32,400         124,395               849,626
              (subsequently converted to warrants)
              Interest expense settled with issuance of note                             --              --                27,770
              (subsequently converted to warrants)
                         Interest expense - related party                             9,757              --                26,842
                         Interest income - related party                             (8,565)             --               (20,996)
Changes in Operating assets and liabilities:
              Receivables and other Assets                                          (86,645)         42,781              (375,386)
              Accounts Payable and Accrued Liabilities                               31,704         (24,768)              148,520
                                                                                     ------       ---------           -----------
Net cash provided by/(used in) operating activities                                 (58,978)       (529,357)           (2,590,597)

CASH FLOWS FROM INVESTING ACTIVITIES:

Bank Indebtedness                                                                     1,512              --                 2,939
Purchase of Property and equipment                                                       --            (667)             (128,715)
Issuance of stock for subsidiaries cash balance                                          --              --                40,628
Repayment of subsidiary share subscription receivable                                    --              --                34,233
Collection of subsidiary share subscription receivable                                   --              --                83,331
Minority interest portion of net income (loss) of subsidiary                         41,841             122                19,435
Deposits on future acquisitions                                                          --         500,000            (1,000,000)
                                                                                     ------       ---------           -----------
Net cash provided by/(used in) investing activities                                  43,353         499,455              (948,149)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable, principally related parties                                             --              --             1,416,045
  Issuance of stock                                                                  15,625          16,500               957,701
  Contribution to Paid in Capital                                                        --              --             1,165,000
                                                                                     ------       ---------           -----------
Net cash provided by/(used in) financing activities                                  15,625          16,500             3,538,746
                                                                                     ------       ---------           -----------
Net increase (decrease) in cash and cash equivalents                                     --         (13,402)                   --
Cash and cash equivalents, beginning of period                                           --          14,550                    --
                                                                                     ------       ---------           -----------
Cash and cash equivalents, end of period                                                 --       $   1,148                    --
                                                                                     ======       =========           ===========

Supplemental Schedule of noncash investing and financing activities:

On February 28, 2000, the company issued 4,644,156 warrants to settle the following related party notes:

    Notes payable (principally related parties) (net of discount)                 1,172,648
    Long -term debt, less current portion (net of discount)                         104,031
    Current portion of long term debt ( net of discount)                             88,800
    Current year interest expense                                                    27,770
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

                                 AUGUST 31, 2002

                                   (Unaudited)

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

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $(48,045) and $(154,613)for the three and nine months ended August 31, 2002 as well as reporting net losses of $ (5,009,798)from inception (December 24, 1997) to August 31, 2002. As reported on the statement of cash flows, the Company had negative cash flows from operating activities of $(58,978)for the nine months ended August 31, 2002 and has reported deficient cash flows from operating activities of $(2 590 597) from inception (December 24, 1997). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $957,701 and short term debt $1,416,045 which is principally related party debt.

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

On June 5, June 21 and on August 16, 2002 the company issued a total of 367,780 shares of common stock, pursuant to Regulation S in settlement of general and administrative expenses. The total amount of these expenses was $ 50,489.

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

The business objective of Millenia is to establish MALAREX as an accepted control agent for the treatment and prevention of malaria throughout the world. Not only do we believe that MALAREXTM is an effective anti-malarial drug, it will also be made available at prices that are adapted to the realities of the affected market. The availability and pricing of MALAREXTM, we believe, will ensure its acceptability and use in the fight against malaria. To this end the company is involved with ongoing clinical trials of MALAREXTM

To date, Malarex(TM) has had positive test results for its efficacy and non-toxicity (Institute of Superior Health, University of Rome, Mcgill University, ITR Laboratories) and successful human trials (Mozambique 1997, Madagascar 1998, Cameroon 1999 and 2001).

On September 26, 2000 Millenia's PCT (International)Patent Application was accepted and Millenia is now in the process of registering its patent protection on the National level (52 countries). As well, Malarex(TM) trademark application are pending in the aforementioned 52 countries.

As of August 31, 2002, Millenia Hope had received 5 sales authorizations from West African nations, Congo (Brazzaville), Guinea (Conakry), Togo, Rwanda, the Central African Republic and product authorization from Burundi. We are awaiting sales authorizations from a number of other West African nations. Based on management's best estimates, Millenia hopes to sell 1 million treatments of Malarex or $ 7 million within 12 months of these authorizations having been received.

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

Liquidity and cash flow needs of the company

From December 1st, 2001 to August 31, 2002 the company and its subsidiary incurred operating and interest expenses in the amount of $480,541 while recording net cash revenues of $317,586. from September 1st, 2002 to November 30th, 2002, the fiscal year end, the company anticipates that its net cash flow needs, including that of its subsidiary, will be $175,000 primarily to cover day today operating expenses. These funds will be covered by revenue received and any shortfalls will be met by the officers and certain shareholders as previously outlined.

SWORD COMP-SOFT CORP. an (ASP) Application Service Provider, incorporated in November 1998 specializing in the E-Healthcare sector, commenced activities in February 2000.

Sword has what it believes is some of the most advanced technology currently available in the field of e-Healthcare and that it will be in a position to offer a range of application services designed around the concept of providing a series of useful, on line interactive health services and facilities in an attractive, convenient format to people in their electronic environments. These application services include the identification and personal logging of disease(s) and strategies to cope with long term health issues from nutrition, wellness and health in a "patient driven" format. Sword has completed the first phase of its first ASP which will be available over the Internet by October 31, 2002.

Sword has already generated revenue and at its November 30, 2001 year end Sword, per its best estimates, expect to generates a net profit by its November 30, 2002 year end.

Sword's registration statement was accepted by the Security Exchange Commission of the United States on July 16, 2001 and is a reporting company. It is presently in the process of applying to the appropriate authorities to be able to trade Sword shares in the public market place.

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

4/11/2002         common shares         372,600      Settlement            Regulation S
                                                     General and
                                                     Administrative
                                                     Expenses
                                                     $ 44,712

4/25/2002         common shares         270,000      Settlement            Regulation S
                                                     Other
                                                     Development
                                                     Costs
                                                     $ 32,400

5/03/2002         common shares         13,650       Settlement            Regulation S
                                                     General and
                                                     Administrative
                                                     Expenses
                                                     $ 1,638

6/05/2002         common shares         242,780      Settlement            Regulation S
                                                     General and
                                                     Administrative
                                                     Expenses
                                                     $ 33,989

6/21/2002         common shares         100,000      Settlement            Regulation S
                                                     General and
                                                     Administrative
                                                     Expenses
                                                     $ 14,000

8/16/2002         common shares          25,000      Settlement            Regulation S
                                                     General and
                                                     Administrative
                                                     Expenses
                                                     $ 2,500

(b) Reports on Form 8-K

    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Millenia Hope Inc.
                                                       (Registrant)


Dated October 15, 2002                          By: /s/ Dominique Morisot
                                                   ----------------------
                                                   President / CEO