Form 10-Q
period 2003-02-28
MILLENIA HOPE INC
filed 2003-04-16
CIK 1060827

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 28, 2003 Issuer had 39,570,945 outstanding shares of Common Stock.

                                      INDEX

PART I:   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheet (Unaudited) at February 28, 2003.

               Consolidated Statement of operations (Unaudited) for the three months ended February 28, 2003 and February 28, 2002 and from inception (December 24, 1997) to
               February 28, 2003.

               Consolidated Statements of cash flows (Unaudited) for the three months ended February 28, 2003 and February 28, 2002 and from inception (December 24, 1997) to
               February 28, 2003.

               Notes to the Financial Statements (Unaudited)

     Item 2.   Plan of Operations

PART II.  Other Information

     Item 2.   Sale of Unregistered Securities

     Item 6.   Exhibits and Reports on Form

     SIGNATURES

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED BALANCE SHEET
                              AT FEBRUARY 28, 2003
                                   (UNAUDITED)

                                     Assets

Current Assets
     Cash and cash equivalents                                      $         0
     Accounts Receivable                                                 76,147
     Note Receivable - Related Party                                     99,316
     Other current assets                                               120,000
                                                                    -----------

       Total current assets                                             295,463
Property and equipment, net                                              36,479
Other Asset                                                                   1

                                                                    -----------
Total assets                                                            331,943
                                                                    ===========

                      Liabilities and Shareholder's Equity

Current Liabilities
     Bank Indebtedness                                                    4,586
     Accounts payable and accrued liabilities                           257,901
     Notes payable (principally related parties)                        103,442
     Other current liabilities                                                0
                                                                    -----------

       Total current liabilities                                        365,929

Minority Interest                                                       104,499

 Shareholder's Equity
     Common Stock, $.0001 par value; authorized
          70,000,000 shares; issued and outstanding 39,570,945            3,957
     Warrants                                                         1,393,247
     Paid in Capital                                                  6,990,630
     Cost of Treasury Shares                                                100
     Deficit accumulated during the development stage                (8,526,419)
                                                                    -----------

       Total Shareholder's Equity                                      (138,485)
        Total liabilities and shareholder's equity                  $   331,943
                                                                    ===========

                   Read the accompanying significant notes to financial statements, which are an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE 3 MONTHS ENDED FEBRUARY 28, 2003 AND FEBRUARY 28, 2002
                         AND THE PERIOD FROM INCEPTION
                   (DECEMBER 24, 1997) TO FEBRUARY 28, 2003.
                                  (UNAUDITED)

                                                                                                        INCEPTION
                                                                                                     (Dec. 24, 1997)
                                                          February 28, 2003    February 28, 2002      Feb.28, 2003
                                                          -----------------    -----------------      ------------
Revenue:                                                    $     47,630         $    120,158         $  1,118,848
Cost of Revenues                                                  24,352               40,154              603,563
                                                            ------------         ------------         ------------
                                                                  23,278               80,004              515,285

Operating expenses:
       Marketing                                                 102,750                   --              817,226
       Patent Rights                                                  --                   --               27,770
       Other Development Costs                                        --                   --              921,177
       Travel                                                         --                   --              234,859
       Rent                                                       14,650               23,600              366,905
       Selling, General and administrative expenses               13,162               39,176            1,455,972
                                                            ------------         ------------         ------------

            Total operating expenses                             130,562               62,776            6,162,492

 Income (Loss) before other income (expense)                    (107,284)              17,228           (5,647,207)
                                                            ------------         ------------         ------------

Other income (expense):
       Writedown-leaseholds                                           --                   --               (2,663)
       Writedown-other assets                                         --                   --           (2,799,999)
       Gain (Loss) on disposition of shares                       25,000                   --               15,453
       Interest expense related party                             (1,711)              (3,403)            (180,923)
       Interest income related party                               1,708                2,778               14,139
                                                            ------------         ------------         ------------

            Total other income (expense)                          24,997                 (625)          (2,953,993)
                                                            ------------         ------------         ------------

Net Income (Loss) before Minority Interest                       (82,287)              16,603           (8,601,000)

Minority Interest in net income (loss) of subsidiary              (2,582)              15,272              (74,581)

Net Income (loss)                                                (79,705)               1,331           (8,526,419)
                                                            ============         ============         ============

Basic weighted average common shares outstanding              39,570,945           35,567,752           21,362,618
                                                            ============         ============         ============

Basic Loss per common share                                 $    (0.0025)        $     0.0000         $    (0.4000)
                                                            ============         ============         ============

Read the accompanying notes to financial statements, which is an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDTAED STATEMENT OF CASH FLOWS
       FOR THE THREE MONTHS ENDED FEBRUARY 28, 2003 AND FEBRUARY 28, 2002
                        AND THE PERIOD FROM THE INCEPTION
                    (DECEMBER 24, 1997) TO FEBRUARY 28, 2003
                                   (UNAUDITED)

                                                                            Three Months               Inception
                                                                         Ended February 28,       (December 24, 1997)
                                                                      -----------------------           through
                                                                        2003            2002       February 28, 2003
                                                                      -------         -------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                     (79,705)          1,331         (8,526,419)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
               Depreciation and amortization                            3,400           6,715            112,795
               Issuance of stock for services                          33,450              --          1,818,829
               Issuance of note for other development costs                --              --            817,226
               (subsequently converted to warrants)
               Interest expense settled with issuance of note
               (subsequently converted to warrants)                        --              --             27,770
            Interest expense - related party                            1,711           3,403             31,285
            Interest income - related party                            (1,708)         (2,778)           (14,139)
            Write down note receivable                                     --              --             70,000
            Settlement of Subscription receivable for services             --              --            256,250
            Sale of Investment in Subsidiary for services                  --              --             10,800
            Write down leaseables                                          --              --              2,663
            Write down other assets                                        --              --          2,799,999
            Loss on disposition of shares of subsidiary                    --              --              9,547
Changes in Operating assets and liabilities:
              Receivables and other Assets                            (24,350)        (21,458)          (161,324)
              Payables and Accrued Liabilities                        (31,424)        (16,924)           257,901
                                                                      -------         -------         ----------

Net cash provided by/(used in) operating activities                   (35,778)        (29,711)        (2,486,817)

CASH FLOWS FROM INVESTING ACTIVITIES:

Bank Indebtedness                                                         298          (1,186)             4,586
Purchase of Property and equipment                                         --              --           (128,715)
Issuance of stock for subsidiaries cash balance                            --              --             40,628
Repayment of subsidiary related party note receivable                      --              --             34,233
Collection of subsidiary share subscription receivable                 23,750              --            107,081
Minority interest portion of net income/(loss) of subsidiary           (2,582)         15,272            (74,581)
Deposits on future acquisitions                                            --              --         (1,000,000)
                                                                      -------         -------         ----------

Net cash provided by/(used in) investing activities                    21,466          14,086         (1,016,776)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable, principally related parties                            3,000              --          1,371,245
  Issuance of stock                                                    11,312          15,625            967,348
  Contribution to Paid in Capital                                          --              --          1,165,000
                                                                      -------         -------         ----------

Net cash provided by/(used in) financing activities                    14,312          15,625          3,503,593
                                                                      -------         -------         ----------

Net increase (decrease) in cash and cash equivalents                       --              --                 --
Cash and cash equivalents, beginning of period                             --              --                 --
                                                                      -------         -------         ----------
Cash and cash equivalents, end of period                                   --              --                 --
                                                                      =======         =======         ==========

Supplemental Schedule of noncash investing and financing activities:

On February 28, 2000, the company issued 4,644,156 warrants to settle the following related party notes:

      Notes payable (principally related parties) (net of discount)    1,172,648
      Long-term debt, less current portion (net of discount)             104,031
      Current portion of long term debt (net of discount)                 88,800
      Current year interest expense                                       27,770
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

                                FEBRUARY 28, 2003

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

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $79,705 for the three months ended Feb 28, 2003 as well as reporting net losses of $8,526,419 from inception (December 24, 1997) to February 28, 2003. As reported on the statement of cash flows, the Company had negative cash flows from operating activities of $ 35,778 for the three months ended February 28, 2003 and has reported deficient cash flows from operating activities of $ 2,486,817 from inception (December 24, 1997). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $ 967,348 and short term debt $ 1,371,245 which is principally related party debt.

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

On March 5, 2003, the Company signed an agreement with its subsidiary company to sell to Sword all of the common shares that it held at that date, 30.7 million shares. The Company will receive from its subsidiary $700,000, due no later than March 5, 2004. A portion of this amount will be allocated to reduce the note payable to Sword. In addition, Sword will transfer all rights and ownership of the Application Service Provider in the E-Health Sector business to Millenia.

NOTE 6 - STOCKHOLDER'S EQUITY

Between December 5th and February 28th, the Company sold 426,250 shares of common stock pursuant to Regulation S, 200,000 shares were in settlement of marketing expenses.

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

NOTE 8 - OTHER ASSETS

On October 9, 2001, Millenia Hope acquired a 68% interest in assets, comprised of land, plant and equipment located in Brazil to be used in the production of MalarexTM. The purchase price was $500,00 cash, 7 million Millenia Hope shares and 1 million non-registered common shares of its subsidiary, Sword Comp-Soft Corp, that were owned by Millenia. These assets were to have been transferred to a newly formed corporation to be owned 68% by the company by October 7, 2002. As this never occurred and due to the inability to legally register ownership in the facility, the company has written down assets to $1.

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

The business objectives of Millenia are twofold. First and foremost is to establish MALAREX as an accepted control agent for the treatment and prevention of malaria throughout the world. Not only do we believe that MALAREX is an effective anti-malarial drug, it will also be made available at prices that are adapted to the realities of the third world market. The availability and pricing of MALAREX, we believe, will ensure its acceptability and use in the fight against malaria. To this end the company is involved with ongoing clinical trials of MALAREX. As of February 28, 2003, Millenia Hope had received 8 sales authorizations from West African nations, Congo (Brazzaville) and Guinea (Conakry), Togo, Burundi, Central African Republic, Benin, Gabon and Chad. We are awaiting sales authorizations from several other West African nations. Based on managements best estimates, Millenia hopes to sell up to 1 million treatments of Malarex or $7 million worth, by the end of fiscal 2003.

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

SWORD COMP-SOFT CORP. was an (ASP) Application Service Provider incorporated in November 1998 specializing in the E-Healthcare sector.

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

On March 5, 2003, Millenia divested its entire holding in Sword Comp-Soft, this being 30.7 million common shares. The aforementioned shares were tendered back to Sword Comp-Soft. In exchange for said 30.7 million shares, Sword Comp-Soft paid Millenia Hope $700,000 U.S., due within 12 months from the date of its signing of the agreement and gave Millenia its Medico Center site, Medico Research, any other related Medico

ASP work and all the attended backup documentation, computer line code etc., all is per the agreement signed on March 5, 2003.

      The acquisition of Sword`s medical ASP's and Medico Records accessible on the Internet, where 45% of all inquiries are health related, is highly beneficial, as Millenia's scientific advisory committee, comprised of M.D.s and P.H.D.s with a wide range of expertise, will lend valuable assistance as we strive to bring to the market medical ASPs. Further, their breadth of knowledge and varied specializations should help to generate ideas and data to aid in the production of other medical ASP's.

On October 10, 2001 Millenia Hope and Cibecol Industrial Farmaceutica Ltda. Signed a purchase agreement via which Millenia will acquire 68% of the assets of Cibecol for $500,000 in cash, 7 million shares of Millenia Hope common shares and 1 million common shares of Sword Comp-Soft., a subsidiary of Millenia Hope, that are owned by Millenia.

Cibecol, incorporated and headquartered in Brazil, operates a 20,000 square foot manufacturing facility and also owns 82 hectares of arable land, located, Porto Allegre, Brazil. Millenia will use the Brazilian facility for the production of Malarex.

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

Liquidity and cash flow needs of the company

From December 1st, 2002 to February 28, 2003 the company and its subsidiary incurred operating and interest expenses in the amount of $129,914 while recording net cash revenues of $47,630. from March 1st, 2003 to November 30th, 2003, the fiscal year end, the company anticipates that its net cash flow needs, will be $650,000 primarily to cover day today operating expenses. These funds will be covered by revenue received and any shortfalls will be met by the officers and certain shareholders as previously outlined.

Part II other information

Item 2: Sales of Unregistered securities

Date of         Title of       Number    Consideration    Exemption from
Sale            Security       Sold      Received         Registration claimed

12/05/2002    common shares    200,000      $14,000       Regulation S
                                         in settlement
                                         of marketing
                                            expenses

2/28/2003     common shares    226,250      $11,312       Regulation S

(b) Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Millenia Hope Inc.
                                           (Registrant)


Dated April 15, 2003                    By: /s/ Leonard Stella
                                            Chief Operating officer