Form 10KSB
period 2002-11-30
MILLENIA HOPE INC
filed 2003-04-17
CIK 1060827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ESCHANGE ACT OF 1934

For the transition period from____________ to _______________

Commission file number ___________________

MILLENIA HOPE INC.
(Name of small business issuer in its charter)

Delaware                                                 98-0213 828
State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

4055 St. Catherine West, Suite 142                       H3Z 3J8
(ADDRESS OF principal Executive Offices)                 Zip Code

Issuer's telephone number: (514) 846-5757

Securities registered pursuant to section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act" Common stock, par value $0.0001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_|

Yes |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $362,599

As of November 30, 2002, the aggregate market value of the issuer's common stock based on its reported last sale price on the OTC Bulletin Board) held by non-affiliates of the issuer was approximately $5,121,704. At November 30, 2002 39,144,695 shares of issuer's common stock were outstanding.

                               MILLENIA HOPE INC.

FORM 10-KSB ANNUAL REPORT
TABLE OF CONTENTS
SECTION

PART 1

Item 1.    Business
Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders

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

The final refined process using the species of tropical rainforest tree called Peschiera Fuelsiaefolia, found in Brazil and Madagascar, was eventually accomplished by the research team of Silvia Rossi and Guiseppe Motta operating in Europe in 1997. Thereafter, Millenia bought all rights to MALAREX from the co-owners of the patent applications, Mr. Rossi and Mr. Motta on January 7, 1998. Currently, Millenia has been given the authorization to sell Malarex in 8 West African countries, Guineau (Conkary), and Congo (Brazzaville), Togo, Benin, Burundi, Central African Republic, Gabon and Chad.

MALAREX exhibited positive results when administered to malaria patients. Extracted from natural sources, MALAREX is not a synthetically derived drug. MALAREX has had successful tests in the treatment and prevention of malaria and is continuing with further ongoing tests to allow it to continue to receive further authorizations to sell its product for consumer usage.

Based on our testing of MALAREX we have found that it is a product that needs no other catalysts or chemicals in the manufacturing stage.

Throughout in-vitro (cultured cell-tests) and in-vivo (live trials) tests (see Test Results), no undesirable side effects were detected. When treated with MALAREX there was no need to take post treatment vitamins or other additives for restructuring the immune system. Moreover, because of its immune-modulatory properties (see test results - Journal of Natural Products vol. 57 November
1994), the extract is non-allergenic and non habit forming. Currently, MALAREX (Voacamine) is produced in capsule form.

Negotiations have been concluded with a pharmaceutical company to have the ingredients of MALAREX produced in Brazil one of the major sources of the raw material, Peschiera Fuchsiaefolia, needed to produce MALAREX while the encapsulation and packaging will be done by a HACCP, CGMP and ISO 9002 firm in Montreal, Canada. Sufficient raw material exists to ensure the supply required to meet and surpass our current sales objectives and to meet expected demand for the foreseeable future. The current product requires no more development and will be manufactured and sold in its current state.

As of October 9, 2001 Millenia acquired an interest in the assets of Cibecol Industrial Farmaceutica Ltda (see note 8 to the Financial Statement). Cibecol operates a 20,000 square foot manufacturing facility and also owns 82 hectare of arable land, located, in Porto Allegre, Brazil. Millenia will use the Brazilian facility for the production of Malarex. Cibecol operates one of the largest phyto-pharmaceutical plants in southern Brazil. In addition to producing voacamine, the active agent in Malarex, Cibecol continues to produce its own group of 61 natural medicines that are currently being marketed in Brazil. This acquisition is a key step forward toward Millenia's goal of becoming a vertically integrated producer and distributor of Malarex.

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

DISTRIBUTION AND PRICING

Millenia's objective is to see that MALAREX is made available to as many people as possible; as quickly as possible. In order to accomplish this goal, it is Millenia's intention to initially focus on the production aspects of the product and have it distributed where possible within already existing distribution networks. Through a realistic pricing strategy, Millenia intends to make MALAREX available at prices that are more than competitive with the cost of other comparable drugs currently used in the treatment of malaria. This will facilitate MALAREX'S entry into a marketplace that is price sensitive and should help it build sales volume due to its lower price. Even with pricing below that of the competition, the Company should still earn a net profit that will allow future growth potential.

Millenia is poised to begin selling MALAREX in significant quantities, as soon as a sufficient number of selling authorizations are received from the appropriate health ministry authorities.

On January 9, 1998, the Company signed a 5 year non-exclusive worldwide marketing agreement for MALAREX with L'Espoir du Millenaire Inc. The only obligations under the contract are for the payment by L'Espoir to Millenia of $30,000 annually for the 5 years and the obligation of L'Espoir to sell, at least on average, $5 million of MALAREX for the fiscal years 2001-2003 in order to retain this contract. As of January 9, 2003, by mutual agreement, this marketing agreement has not been extended.

PATENTS AND OTHER RIGHTS PURCHASED

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

TEST RESULTS

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

In the same report is an In-Vivo study of 74 Mozambicans with malaria who were treated via sub-cutaneous injections (names of all patients are in his report). Clinical Results - within 24 hours clinical symptoms of malaria (fever, vomiting, diarrhea, joint pains etc.) disappeared and within 4 days the patients, having followed a 3 day treatment regimen, showed a 90% rate of complete recovery.

A 2000 In-Vitro, Ex-Vivo study by the McGill University Health Center (Dr. E. Schurr, Dr. C.DiFlumieri) found a substantial decrease in parasite replication and growth.

A 2001 In-Vivo study of Sprague Dawly rats, carried out by ITR Laboratories, found Malarex(TM) free of harmaful effects even at a high dosage level.

A phase 1 live trial study at the laboratory of Parasitolgy and Immunology of the Hospital Center of the University of YAOUNDE Cameroun under the auspices of Dr. Same Ekobo head of Cameroun's national anti-malarial agency to determine the proper posology of Malarex, was performed with 30 patients in November 1999. Of these 18 patients or 60% were completely cured, via a 4 day regimen of MALAREX. The other 12, having started with extremely high parasitic levels 4,000 elements / mms, had significantly lower parasitic levels at the end of the 4 day regimen when compared to the beginning of the testing.

In a follow-up study, in September 2001, Professor Ekobo studied 17 patients with acute Falciparum Malaria. All of the 17 patients were cured after 4 days of the treatment regimen. Again the only side effects observed were 1 case of diarrhea, 1 of headache and 1 of dizziness.

In a further study done by Professor Ekobo in November 2001, covering 30 patients suffering from acute Falciparum Malaria, both male and female with the ages ranging from 4 years old to over 65 years of age, the following results were seen. Within 4 days of the 5 day treatment regimen, 100% of the patients were cured of their malarial symptoms. The few side effects noticed were slight and went away almost immediately on their own. These were comprised of 1 case each of dizziness, headache and vomiting. 96.6% of these patients were willing to take MALAREX(TM) again should they incur another episode of malaria.

Millenia is currently in the midst of formulating the protocols for further studies and trials.

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

On March 5, 2003, Millenia divested its entire holding in Sword Comp-Soft, this being 30.7 million common shares. The aforementioned shares were tendered back to Sword Comp-Soft. In exchange for said 30.7 million shares, Sword Comp-Soft paid Millenia Hope $700,000 U.S., due within 12 months from the date of its signing of the agreement and gave Millenia its Medico Center site, Medico Research, any other related Medico ASP work and all the attended backup documentation, computer line code etc., all as per the agreement signed on March 5, 2003.

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

On May31, 2001, Millenia Hope and Liquid Asset Corp. signed a purchase agreement, the terms of which give Millenia the exclusive worldwide rights to oxygenate intravenous solutions until September 1, 2005 with an option to purchase these same rights for a further 5 year period. The purchase price for these rights to September 1, 2005 is $500,000 in cash, 6 million Millenia Hope common shares and 2 million non-registered common shares of Sword Comp-Soft Corp. that are owned by Millenia.

On October 9, 2001 Millenia Hope and Cibecol Industrial Farmaceutica Ltda signed a purchase agreement via which Millenia acquired 68% of the assets of Cibecol for $500,000 in cash, 7 million shares of Millenia Hope common shares and 1 million common shares of Sword Comp-Soft., a former subsidiary of Millenia Hope, that owned by Millenia.

Cibecol, incorporated and headquarted in Brazil, operates a 20,000 square foot manufacturing facility and also owns 82 hectares of arable land, located, Porto Alegre, Brazil. Millenia will use the Brazilian facility for the production of Malarex.

Cibecol which has been in operations, for over 20 years, operates one of the largest phyto-pharmaceutical plants in Southern Brazil. In addition to producing voacamine, the active agent in Malarex, Cibecol will continue to produce its voacamine, the active agent in Malarex, Cibecol will continue to produce its own group of 61 natural medicines that are currently being marketed in Brazil. This acquisition would be a key step forward toward Millenia's goal of becoming a vertically integrated producer and distributor of Malarex.

As per the agreement between Millenia Hope Inc. and Cibecol Industrial Farmaceutica Ltda, the assets purchased by Millenia Hope from Cibecol were to have been transferred into a newly formed corporation, to be owned 68% by Millenia Hope and 32% by Cibecol Industrial or any Cibecol designeee, by October 7, 2002. As this never occurred and due to extreme lapses of communication with Cibecole Industrial, Millenia has decided to write down its investment in Cibecol to $ 1 pending the legal registration of its assets in the name of a newly formed corporation to be 68% owned by Millenia. Management has concluded that, at this time, legal action would not be in its best interest and fully expects to properly and legally formalize its deal with Cibecol during the ensuing fiscal year. That being said, Millenia has decided that, given the problem of distance, lack of proper communications and the general world and specific South American unease, it was felt that the proper course of action would be to write down the asset until it was legally registered.

Millenia has incorporated a wholly owned Canadian subsidiary, Millenia Hope Pharmaceuicals Ltd. Millenia Pharmaceuticals will handle all marketing, distributing and sale of Malarex. As well, Millenia Pharmaceuticals is investigating the ramifications and potentialities of building a research and production laboratory, to be located in the greater Montreal region, within the next 24 months. Our subsidiary has not yet commenced activity.

Employees

At the current time the following seven officers of the company are its only employees:

Dr. George Tsoukas - Chairman of the Board of Directors - Director.

Is researching new projects and ideas and evaluating ongoing projects - chairs the board meetings and is involved with the scientific planning - Devotes 1 day a week to the Company - Resident of the city of Montreal.

Dr. David Mulder, Vice Chairman of the Board of Directors - Director.

Along with Dr. Tsoukas, chairman of the Board, he assists in evaluating our projects and aiding our scientific planning. Currently involved in our research into the potential for oxygenated intravenous solutions. Devotes 1 day a week to the company. Resident of the City of Montreal.

Mr. Dominique Morisot - CEO/President - Director.

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

Mr. Jeffrey Brooks - VP Operations

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

Item 2. Description of Property.

The Company leases its corporate offices at 4055 St. Catherine Street, Suite 142, Montreal, Quebec at annual rental of US $79,325 inclusive of services, pursuant to the terms of a five year lease commencing December 27, 1997. The lease also provides for a five year renewal option at an annual rent of US $83,291.

Item 3. Legal Proceedings

A Barbadian corporation is suing Millenia Hope for 607,000 shares as compensation for work allegedly done. Millenia vigorously denies this and , together with its counsel, feels that the suit is baseless. No provision has been set up on the Balance Sheet for it. Certian service providers have instituted proceeding to collect amounts due to them, all of which are reflected on the books of the Company.

Item 4 Submission of Matters to a Vote of Security Holders

As of March 3, 2003, the Security Holders have authorized the creation of 50 million preferred shares. As well, the authorized number of common shares has been raised to 120 million from 70 million. These two measures will give the corporation more flexibility in attracting fresh capital.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a)   Market Information

The Company's Common Stock is currently quoted for trading on the OTC Bulletin Board under the symbol MLHP. The following table sets forth the range of quarterly, high and low sale prices for the Company's Common Stock from the inception of quotation during the fourth quarter of 1998 and for 1999 and 2000, 2001, 2002. The quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Common Stock
                                        High                Low
                                        ----                ---
    1998
Fourth Quarter (initial trading)       $1.50               $ .25

    1999
First Quarter                          $1.75               $ .50
Second Quarter                         $2.00               $1.12
Third Quarter                          $2.50               $ .75
Fourth Quarter                         $1.45               $ .43

    2000
First Quarter                          $1.12               $ .50
Second Quarter                         $1.75               $0.83
Third Quarter                          $1.50               $ .85
Fourth Quarter                         $0.90               $ .35

    2001
First Quarter                          $0.76               $0.35
Second Quarter                         $0.52               $0.30
Third Quarter                          $0.49               $0.27
Fourth Quarter                         $0.37               $0.15

    2002
First Quarter                          $0.26               $0.19
Second Quarter                         $0.22               $0.12
Third Quarter                          $0.15               $0.07
Fourth Quarter                         $0.18               $0.10

Of the 39,144,695 shares of common stock outstanding, 22,819,680 shares are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

(b)   Holders

As of November 30, 2002, there were over 1000 holders of the Company's common stock.

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

(d)   Recent Sales of Unregistered Securities.

On December 2001, the company issued 25,000 shares at a price of $0.125 to individuals pursuant to the exemption contained in Regulation S.

On January 10, 2002 the Company issued 150,000 shares at a price of $0.125 per share to individuals pursuant to the exemption contained in Regulation S.

On January 10, 2002 the Company issued 100,000 shares at a price of $0.125 per share to individuals in settlement of marketing services pursuant to the exemption contained in Regulation S.

On January 17, 2002, the Company issued 68,750 shares at a price of $0.125 per share to individuals in settlement of marketing services pursuant to the exemption contained in Regulation S.

On January 24, 2002 the Company issued 20,000 shares at a price of $0.125 per share to individuals pursuant to the exemption contained in Regulation S.

On January 24, 2002 the Company issued 125,000 shares at a price of $0.125 per share to individuals in pursuant to the exemption contained in Regulation S.

On February 14, 2002 the Company issued 100,000 shares at a price of $0.125 per share to individuals pursuant to the exemption contained in Regulation S.

On February 21, 2002 the Company issued 150,000 shares at a price of $0.125 per share to individuals in settlement of marketing services pursuant to the exemption contained in Regulation S.

On April 11, 2002, the Company issued 372,600 shares at a price of $0.125 per share to individuals in settlement of general and administrative expenses and marketing services pursuant to the exemption contained in Regulation S.

On April 25, 2002 the Company issued 270,000 shares at a price of $0.12 per share to individuals in settlement of other developmental costs pursuant to the exemption contained in Regulation S.

On May 3, 2002 the Company issued 13,650 shares at a price of $0.12 per share to individuals in settlement of general and administrative expenses pursuant to the exemption contained in Regulation S.

On May 14, 2002 the company issued 32,000 shares at a price of $ 0.14 per share to individuals in settlements of general expenses pursuant to Regulation S.

On June 5, 2002 the Company issued 242,780 shares at a price of $0.14 per share to individuals 200,000 in settlement of marketing services pursuant to the exemption contained in Regulation S.

On June 21, 2002 the Company issued 100,000 shares at a price of $0.14 per share to individuals in settlement of marketing services pursuant to the exemption contained in Regulation S.

On August 16, 2002 the Company issued 25,000 shares at a price of $0.10 per share to individuals in settlement of general expenses pursuant to the exemption contained in Regulation S.

On October 14, 2002 the Company issued 105,000 shares at a price of $0.14 per share to individuals in settlement of general expenses pursuant to the exemption contained in Regulation S.

On October 14, 2002 the Company issued 164,000 shares at a price of $0.14 per share to individuals pursuant to the exemption contained in Regulation S.

On November 14, 2002 the Company issued 13,400 shares at a price of $0.10 per share to individuals in settlement of marketing services pursuant to the exemption contained in Regulation S.

Warrants and Options

On February 28, 2000, the company issued 4,644,156 warrants, currently exercisable at $1.00 per share until May 31, 2004, to settle related party notes pursuant to the exemption contained in

On May 29, 2000 the Company issued 5 million warrants as part of its exchange for Sword shares. These warrants are exercisable at $2 until May 29, 2003.

Regulation S.

Description of Securities.

(a) Common or Preferred Stock

The Company is authorized, as of March 3, 2003 to issue 120,000,000 shares of Common Stock, $0.0001 par value, of which 39,144,695 shares were issued and outstanding as of the date hereof. Each outstanding share of Common Stock is entitled to one (1) vote, either in person or by proxy, on all matters that may be voted upon the owners thereof at meetings of the stockholders.

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

The company is authorized to issue 50,000,000 preferred shares, $0.0001 par value, of which were 0 issued and outstanding.

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

The business objectives of Millenia are twofold. First and foremost is to establish MALAREX as an accepted control agent for the treatment and prevention of malaria throughout the world. Not only do we believe that MALAREX is an effective anti-malarial drug, it will also be made available at prices that are adapted to the realities of the third world market. The availability and pricing of MALAREX, we believe, will ensure its acceptability and use in the fight against malaria. To this end the company is involved with ongoing clinical trials of MALAREX. As of February 28, 2003, Millenia Hope had received 8 sales authorizations from West African nations, Congo (Brazzavile) and Guinea (Conakry), Togo, Benin, Burundi, Central African Republic, Benin, Gabon and Chad. We are awaiting sales authorizations from several other West African nations. Based on managements best estimates, Millenia hopes to sell up to 1 million treatments of Malarex or $7 million worth, by the end of fiscal 2003.

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

On March 5, 2003, Millenia divested its entire holding in Sword Comp-Soft, this being 30.7 million common shares. The aforementioned shares were tendered back to Sword Comp-Soft. In exchange for said 30.7 million shares, Sword Comp-Soft paid Millenia Hope $700,000 U.S., due within 12 months from the date of its signing of the agreement and gave Millenia its Medico Center site, Medico Research, any other related Medico ASP work and all the attended backup documentation, computer line code etc., all as per the agreement signed on March 5, 2003.

The acquisition of Sword's medical ASP's and Medico Records accessible on the Internet, where 45% of all inquiries are health related, is highly beneficial, as Millenia's scientific advisory committee, comprised of M.D.s and P.H.D.s with a wide range of expertise, will lend valuable assistance as we strive to bring to the market medical ASPs. Further, their breadth of knowledge and varied specializations should help to generate ideas and data to aid in the production of other medical ASP's.

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

Year ended November 30, 2002 Compared to Year Ended November 30, 2001.

Total revenue for 2002 was $362,599 and had associated direct costs of $165,799 compared to $378,625 in revenue for the same period in 2001 and associated costs of $205,410. The drop in revenue is directly attributable to our having had an $81,000 sale of Malarex(TM) in 2001 and no sale in 2002. Our consulting revenue in Sword grew from 2001 to 2002.

Selling, general and administrative and amortization expenses were $137,635 for the year 2001. This represented an increase of $60,978 to $198,613 for 2002. This increase was attributable to the higher costs associated with office and professional fees. In 2002 we took a bad debt provision against Sword and Millenia accounts and notes receivable of $ 249,377. 2001 had no provision taken.

We incurred other development costs of $585,056 during 2001 as compared to $59,606 for the year 2002. This represents the purchase of commercializing rights to oxygenate intravenous solutions in 2001 as opposed to patents and development costs in 2002.

We had marketing expenses of $443,838 in year 2002 and $57,951 in 2001. We had increased expenses due to our seeking greater exposure in the business and investment communities.

In 2002, we wrote off our investment in Cibecol Farmaceutica pursuant to our assets not being legally registered in Millenia's Corporate name. This caused a $2,799,999 expense in 2002 that did not appear in 2001.

As a result of the foregoing we incurred a net loss of $3,591,729 for the year 2002, compared to a loss of $693,213 for the year 2001.

Liquidity and Capital Resources

Net cash used in financing operating and investing activities from December 01, 2001, through November 30, 2002, was $0. At November 30, 2002, we had an accumulated deficit from operating activities of $2,407,099.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

NONE

Item 9. Directors, and Executive Officers, of the Registrant.

(a) Directors and Executive Officers.

Name                         Age       Position
----                         ---       --------
George Tsoukas               66        Chairman of the Board of
                                       Directors - Director

David Mulder                 68        Vice-Chairman of the Board of
                                       Directors - Director

Dominique Morisot            52        President CEO - Director

Leonard Stella               41        Chief Operating Officer - Director

Ronald Lapenna               58        VP Personnel - Director

Thomas Bourne                58        Secretary

Jeffrey Brooks               57        Operations

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

Mr. Jeffrey Brooks- V.P. Operations. Bachelor of Science, Chemistry and Microbiology - McGill (1970). Mr. Brooks, a biotech and pharmaceutical projects manager, has a vast and varied knowledge of the pharmaceutical business, cutting a wide swath across some of the largest5 layers in the industry. He has worked for and consulted to, among others, AHP Wyeth -Ayest, Merck Frost, Abbot Laboratories Ltd., Connaught Laboratories Ltd. etc. A member of the International Society for the Pharmaceutical Engineering, the Pharmaceutical Sciences Group and other professional associations, Mr. Brooks will be responsible for assuring the quality of MALAREX(TM), Millenia's flagship anti-malarial drug, from the production stage to the end product recipient. His breath of knowledge, having worked on biological manufacturing, sterilization, automated inspection systems, FDA Swat Teams etc., will make him one of the key personnel involved in our development of a Research and Development facility.

(b) Significant Employees

None

c) Family Relationships

There are no family relationships among directors or executive officers of the Company.

(d) Involvement in Certain Legal Proceedings.

See previous section.

(e) Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities ("ten-percent shareholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent shareholders also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended November 30, 2002, all of our officers, directors and ten-percent shareholders complied with the Section 16(a) reporting requirements.

Item 10. Executive Compensation.

(a) General

None

(b) Summary Compensation Table of Directors

SUMMARY COMPENSATION TABLE

Name and                                                        Long-term
Principal Position                      Year   Salary  Bonus   Compensation:     Options
----------------------------------------------------------------------------------------
George Tsoukas                          2002     0       0      100,000 options    (1)
Chairman and Director

David Mulder                            2002     0       0      100,000 options    (2)
Vice chairman and  Director

Dominique Morisot                       2002     0       0      150,000 options    (3)
President/CEO and DIrector

Leonard Stella                          2002     0       0      210,000 options    (3)
Chief Operating Officer and Director

Ronald Lapenna                          2002     0       0       50,000 options    (4)
VP_Personnel & Director

(1) Exercisable commencing January 29, 2003 at $1.50 per share until November 30, 2003.

(2) Exercisable commencing January 29, 2003 at $1.50 per share until November 30, 2003.

(3) Vest equally over 3 years commencing January 29, 2000. Exercisable at $1.50 per share until November 30, 2003.

(4) Vested on January 29, 2003. Exercisable at $1.50 per share until November 30, 2003.

(c) Options /SAR Grants Table

                           OPTION GRANTS IN LAST YEAR
                               (Individual Grants)

Name                 Number of     % of Options     Exercise Price
                     Options       Granted 2002     (per share)       Expiration

George Tsoukas       100,000       40%              $1.50             11/30/03

David Mulder         100,000       40%              $1.50             11/30/03

Ronald Lapenna        50,000       20%              $1.50             11/30/03

(d) aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value Table

(e) Long Term Incentive Plan ("LTIP") Awards Table

None

(f) Compensation of Directors

No director receives any compensation for serving on the Board.

(g) Employment Contracts and termination of Employment, and Change-in-control

Arrangements

The company has no employment contracts with any of its executive officers . Currently, there are no provisions for cash compensation to be paid to any executive officer or director of the company now, or upon the termination of their services. As indicated above, certain officers received stock options as compensation.

(h) Report on Repricings of Options/SARs

None.

Item 11 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of November 30, 2002, certain information concerning the ownership of the Company's Common Stock by: (i) each person who is known by the Company to own beneficially 5% or more of the outstanding shares of common stock; (ii) each of the Company's directors; and (iii) the name of each executive officer, both in respect to the number of shares owned by each person and the percentage of the outstanding shares represented thereby that also sets forth such information for directors and executive officers as a group (see item 6 (b) and (c)). Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. Pursuant to the rules of the Securities and Exchange Commission, shares of common stock which an individual or a group has a right to acquire within 60 days of November 30, 2002 pursuant to the exercise of presently exercisable or outstanding options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Information with respect to beneficial ownership is based upon the shareholder list provided by the Company's transfer agent.

Name and Address                        Amount and Nature       Percent of class
Of Beneficial Owner                     of Beneficial Owner

Medico Pharma SA                        7,000,000               17.88
1632 Buttonwood Bay
Belize City Belize

Sword Comp-Soft (7)                     5,000,000               12.77
4055 St Catherine West
Suite 133
Westmount, Quebec

Liquid Asset Corp.                      3,000,000                7.66
4055 St. Catherine West, Suite 142
Montreal Quebec

Ronald Lapenna (2) (3)                    150,000                  *

Dominique Morisot (2) (4)                 150,000                  *

Leonard Stella (1)                        220,000                  *

George TsoukaS (4)                        200,000                  *

David Mulder (4)                          100,000                  *

All directors and Executive
Officers as a group (5 persons)(6)        820,000                 2.1

----------

*     Less than 1%

(1)   Includes 210,000 currently exercisable stock options

(2)   Uses Company Address

(3)   Includes 150,000 currently exercisable stock options.

(4)   Consists of currently exercisable stock options.

(5)   Includes 810,000 currently exercisable stock options.

(6)   Company is a subsidiary of Millenia Hope Inc.

Item 12. Certain Relationships and Related Transactions.

See Notes to Financial Statements

Item 13. Financial Statements and Exhibits.

(a)   List of Financial Statements filed herewith.

      Millenia Hope Inc.
   (A Company in the Development Stage)

      Independent Auditors' Report

      Balance Sheet (11/30/02 and 11/30/01)

      Statement of Operations (Years ended 11/30/02 and 11/30/01), 11/30/00 and from inception to 11/30/02

      Statement of Shareholders' Equity (From inception to 11/30/02)

      Statement of Cash Flows (Years ended 11/30/02 and 11/30/01, 11/30/00 and from inception to 11/30/02)

Summary of Significant

      Accounting Policies (year ended 11/30/02)

      Notes to the Finance Statements (year ended 11/30/02)

(b) List of Exhibits.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, this Annual Report or Amendment was signed on its behalf by the undersigned, thereunto duly authorized.

                            MILLENIA HOPE INC.


Date: April 15, 2003         /s/ George Tsoukas
                            ------------------------
                            George Tsoukas, Chairman and Director


Date: April 15, 2003         /s/ David Mulder
                            ----------------------------
                            David Mulder, Vice Chairman and Director

Date: April 15, 2003         /s/ Dominique Morisot
                            ---------------------------------
                            Dominique Morisot, President/CEO and Director

Date: April 15, 2003         /s/ Leonard Stella
                            ------------------------------
                            Leonard Stella, Chief Operating Officer and Director (Principal Financial Officer)

Date: April 15, 2003         /s/ Ronald Lapenna
                            ---------------------------
                            Ronald Lapenna, VP Personnel and Director

                               Millenia Hope Inc.
                   (A Company in the Development Stage)

                        Consolidated Financial Statements
                                November 30, 2002

Millenia Hope Inc.
(A Company in the Development Stage)

Consolidated Financial Statements
November 30, 2002

Contents

Auditors' Report - Current Year                                                1

Auditor's Report - Prior Years                                                 2

Balance Sheet                                                              3 - 4

Statement of Shareholders' Deficit                                         5 - 8

Statement of Operations                                                        9

Statement of Cash Flows                                                  10 - 11

Notes to Financial Statements                                            12 - 32

Auditors' Report

To the Board of Directors and Stockholders of Millenia Hope Inc.
(A Company in the Development Stage)

We have audited the accompanying consolidated balance sheets of Millenia Hope Inc. (a company in the development stage) as at November 30, 2002 and November 30, 2001 and the related consolidated statements of operations, shareholders' deficit and cash flows for the years ended November 30, 2002 and November 30, 2001 and for the period for December 24, 1997 (inception) to November 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements for the period from December 24, 1997 (inception) to November 30, 2000 (not presented separately herein except for the statements of shareholders' equity) were audited by other accountants whose report dated April 13, 2001 expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The consolidated financial statements for the period from December 24, 1997 (inception) to November 30, 2000 reflect a cumulative net loss of $4,161,972. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other accountants for the cumulative information for the period from December 24, 1997 (inception) to November 30, 2000, the financial statements referred to above present fairly, in all respects, the consolidated financial position of the Company as at November 30, 2002 and November 30, 2001 and the consolidated results of its operations and its consolidated cash flows for the years ended November 30, 2002 and November 30, 2001 and from December 24, 1997 (inception) to November 30, 2002 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in note 3 to the financial statements, the Company has experienced an operating loss that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Richter, Usher & Vineberg

Chartered Accountants
General Partnership

Montreal, Quebec
March 14, 2003

Auditors' Report

To the Board of Directors and Stockholders of Millenia Hope Inc.
(A Company in the Development Stage)

We have audited the accompanying consolidated balance sheet of Millenia Hope Inc. (a company in the development stage) and its subsidiary as of November 30, 2000 and the related statements of operations, shareholders' equity (deficiency) and cash flows for the period ended November 30, 1999 and 2000 and from December 24, 1997 (inception) through the year ended November 30, 2000 (the cumulative amounts in the statements of operations, shareholders' equity (deficiency) and cash flows for the period from December 24, 1997 (inception) through the year ended November 30, 2000 are not presented separately herein except for the statement of changes in shareholders' equity (deficiency)). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in note 3 to the financial statements, the Company has experienced an operating loss that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Mark Cohen, C.P.A. (signed)
A Sole Proprietor Firm

Hollywood, Florida
April 13, 2001

Millenia Hope Inc.
(A Company in the Development Stage)

Consolidated Balance Sheet
As At November 30, 2002

                                                       2002              2001
================================================================================

Assets

Current

       Accounts receivable (note 4)                 $   51,797        $  110,677
       Prepaid expenses                                160,000            32,000
--------------------------------------------------------------------------------
                                                       211,797           142,677

Notes Receivable                                        97,608           158,495

Fixed Assets (note 5)                                   39,879            69,060

Other Assets (note 6)                                        1         2,800,000
--------------------------------------------------------------------------------

                                                    $  349,285        $3,170,232
================================================================================

See accompanying notes

Approved on Behalf of the Board:

________________________________ Director

________________________________ Director

                                                                     2002             2001
=============================================================================================
Liabilities

Current

       Bank indebtedness                                         $     4,288      $     1,427
       Accounts payable and accrued liabilities (note 7)             223,477           84,914
       Note payable                                                   98,731          228,815
---------------------------------------------------------------------------------------------
                                                                     326,496          315,156
---------------------------------------------------------------------------------------------
Non-Controlling Interest                                             107,081           66,452
---------------------------------------------------------------------------------------------
Contingent Liability and Commitments (note 9)

Shareholders' Deficiency

Common Stock, $.0001 par value; authorized
  70,000,000 shares                                                    3,914            3,506

Warrants                                                           1,393,247        1,393,247

Paid in Capital                                                    6,965,361        6,540,706

Share Subscriptions Receivable (note 12)                                  --         (293,750)

Cost of Treasury Shares                                                  100              100

Deficit Accumulated During the
  Development Stage                                               (8,446,914)      (4,855,185)
---------------------------------------------------------------------------------------------
                                                                     (84,292)       2,788,624
---------------------------------------------------------------------------------------------

                                                                 $   349,285      $ 3,170,232
=============================================================================================

See accompanying notes

Millenia Hope Inc.
(A Company in the Development Stage)

Consolidated Statement of Shareholders' Deficiency
For the Year Ended November 30, 2002


                                                        Common Stock                    Warrants
                                                   -----------------------      ------------------------      Paid in
                                                     Shares         Amount          #           Amount        Capital
=======================================================================================================================
Balance - Beginning December 24, 1997                      --      $    --             --     $       --     $       --
Proceeds from December 1997
  private placement                                 4,000,000          400             --             --         19,800
Proceeds from February 1998
  private placement                                 6,100,000          610             --             --        426,390
Net loss for the year ended
   November 30, 1998                                       --           --             --             --             --
-----------------------------------------------------------------------------------------------------------------------

Balance - November 30, 1998                        10,100,000        1,010             --             --        446,190
March 20, 1999 - settlement of marketing
  contracts                                         1,111,220          111             --             --      1,514,104
Net loss for the year ended
   November 30, 1999                                       --           --             --             --             --
-----------------------------------------------------------------------------------------------------------------------

Balance -  November 30, 1999                       11,211,220        1,121             --             --      1,960,294
January 17, 2000 - exercise of warrants               563,000           56             --             --         50,614
January 20, 2000 - cancellation of
  founder's common stock                           (1,000,000)        (100)            --             --             --
February 29, 2000 - warrants issued to
  settle debt                                              --           --      4,644,156      1,393,247             --
May 29, 2000 - issue of common stock
  for acquisition                                   5,000,000          500             --             --        128,978
May 31, 2000 - exercise of warrants                 4,398,944          440             --             --        395,652
July 10, 2000 - exercise of warrants                  353,351           35             --             --         31,766
August 11, 2000 - Richgold's common
  stock reimbursement                                      --           --             --             --      1,165,000
August 31, 2000 - collection of
  subsidiary share receivable                              --           --             --             --         63,709
Net loss for the year ended
   November 30, 2000                                       --           --             --             --             --
-----------------------------------------------------------------------------------------------------------------------

Balance - November 30, 2000                        20,526,515      $ 2,052      4,644,156     $1,393,247     $3,796,013
-----------------------------------------------------------------------------------------------------------------------

                                                                                         Accumulated
                                                     Shares              Treasury       Deficit during        Total
                                                  Subscriptions     ------------------    Development     Shareholders'
                                                   Receivable       Shares      Amount       Stage           Deficit
=======================================================================================================================
Balance - Beginning December 24, 1997                      --             --     $ --     $        --      $        --
Proceeds from December 1997
  private placement                                        --             --       --              --           20,200
Proceeds from February 1998
  private placement                                        --             --       --              --          427,000
Net loss for the year ended
   November 30, 1998                                       --             --       --      (1,493,350)      (1,493,350)
-----------------------------------------------------------------------------------------------------------------------

Balance - November 30, 1998                                --             --       --      (1,493,350)      (1,046,150)
March 20, 1999 - settlement of marketing
  contracts                                                --             --       --              --        1,514,215
Net loss for the year ended
   November 30, 1999                                       --             --       --      (2,011,229)      (2,011,229)
-----------------------------------------------------------------------------------------------------------------------

Balance -  November 30, 1999                               --             --       --      (3,504,579)      (1,543,164)
January 17, 2000 - exercise of warrants                    --             --       --              --           50,670
January 20, 2000 - cancellation of
  founder's common stock                                   --      1,000,000      100              --               --
February 29, 2000 - warrants issued to
  settle debt                                              --             --       --              --        1,393,247
May 29, 2000 - issue of common stock
  for acquisition                                          --             --       --              --          129,478
May 31, 2000 - exercise of warrants                        --             --       --              --          396,092
July 10, 2000 - exercise of warrants                       --             --       --              --           31,801
August 11, 2000 - Richgold's common
  stock reimbursement                                      --             --       --              --        1,165,000
August 31, 2000 - collection of
  subsidiary share receivable                              --             --       --              --           63,709
Net loss for the year ended
   November 30, 2000                                       --             --       --        (657,393)        (657,393)
-----------------------------------------------------------------------------------------------------------------------

Balance - November 30, 2000                                --      1,000,000     $100     $(4,161,972)     $ 1,029,440
-----------------------------------------------------------------------------------------------------------------------

Millenia Hope Inc.
(A Company in the Development Stage)

Consolidated Statement of Shareholders' Deficiency
For the Year Ended November 30, 2002


                                                        Common Stock                    Warrants
                                                   -----------------------      ------------------------      Paid in
                                                     Shares         Amount          #           Amount        Capital
=======================================================================================================================
January 10, 2001 - issue of
   common stock                                        66,000      $     7             --     $       --     $   16,493
March 2001 - issue of common stock                    150,000           15             --             --         37,485
March 14, 2001 - issue of common stock
   for marketing services                              30,000            3             --             --          7,497
March 23, 2001 - issue of common stock
   for marketing services                              25,000            2             --             --          6,248
April 5, 2001 - issue of common stock                 750,000           75             --             --        187,425
May 3, 2001 - issue of common stock
   for marketing services                              20,000            2             --             --          4,998
May 24, 2001 - issue of common stock                   50,000            5             --             --         12,495
May 29, 2001 - issue of common stock
   for other development costs                      6,000,000          600             --             --        110,756
September 11, 2001 - issue of common
   stock for marketing services                        75,000            7             --             --         11,243
October 12, 2001 - issue of common
   stock for property and equipment                 7,000,000          700             --             --      2,293,841
November 8, 2001 - issue of common
   stock                                              375,000           38             --             --         56,212
Net loss for the year ended
   November 30, 2001                                       --           --             --             --             --
-----------------------------------------------------------------------------------------------------------------------

Balance - November 30, 2001                        35,067,515      $ 3,506      4,644,156     $1,393,247     $6,540,706
December 2, 2001 - issue of common stock
   for settlement of a note                            25,000            3             --             --          3,122

                                                                                          Accumulated
                                                      Shares              Treasury       Deficit during        Total
                                                   Subscriptions     ------------------    Development     Shareholders'
                                                    Receivable       Shares      Amount       Stage           Deficit
========================================================================================================================
January 10, 2001 - issue of
   common stock                                      $      --             --     $ --     $        --      $    16,500
March 2001 - issue of common stock                     (37,500)            --       --              --               --
March 14, 2001 - issue of common stock
   for marketing services                                   --             --       --              --            7,500
March 23, 2001 - issue of common stock
   for marketing services                                   --             --       --              --            6,250
April 5, 2001 - issue of common stock                 (187,500)            --       --              --               --
May 3, 2001 - issue of common stock
   for marketing services                                   --             --       --              --            5,000
May 24, 2001 - issue of common stock                   (12,500)            --       --              --               --
May 29, 2001 - issue of common stock
   for other development costs                              --             --       --              --          111,356
September 11, 2001 - issue of common
   stock for marketing services                             --             --       --              --           11,250
October 12, 2001 - issue of common
   stock for property and equipment                         --             --       --              --        2,294,541
November 8, 2001 - issue of common
   stock                                               (56,250)            --       --              --               --
Net loss for the year ended
   November 30, 2001                                        --             --       --        (693,213)        (693,213)
------------------------------------------------------------------------------------------------------------------------

Balance - November 30, 2001                          $(293,750)     1,000,000     $100     $(4,855,185)     $ 2,788,624
December 2, 2001 - issue of common stock
   for settlement of a note                                 --             --       --              --            3,125

Millenia Hope Inc.
(A Company in the Development Stage)

Consolidated Statement of Shareholders' Deficiency
For the Year Ended November 30, 2002


                                                        Common Stock                    Warrants
                                                   -----------------------      ------------------------      Paid in
                                                     Shares         Amount          #           Amount        Capital
=======================================================================================================================
January 10, 2002 - issue of common stock of
   which 100,000 shares were issued for
   marketing services and 150,000 shares were
   issued for settlement of a note                    250,000      $    25             --     $       --     $   31,225
January 17, 2002 - issue of common stock
   for marketing services                              68,750            7             --             --          8,587
January 24, 2002 - issue of common stock
   of which 125,000 shares were issued for
   settlement of expenses                             145,000           15             --             --         18,110
February 21, 2002 - issue of common
   stock of which 150,000 shares issued for
   marketing services and 100,000 shares
   were issued for settlement of a note               250,000           25             --             --         31,225
April 11, 2002 - issue of common
   stock for services                                 372,600           37             --             --         44,675
April 25, 2002 - issue of common stock
   for development costs                              270,000           27             --             --         32,373
May 3, 2002 - issue of common stock for
   settlement of expenses                              13,650            1             --             --          1,637
May 14, 2002 - issue of common stock for
   office expenses                                     32,000            3             --             --          4,477
June 5, 2002 - issue of common stock of
   which 200,000 shares were issued for
   marketing services and 42,780 shares
   were issued for settlement of a note               242,780           24             --             --         33,965
June 21, 2002 - issue of common stock
   for rental of office equipment                     100,000           10             --             --         13,990
August 16, 2002 - issue of common
   stock                                               25,000            3             --             --          2,497

                                                                                          Accumulated
                                                      Shares              Treasury       Deficit during        Total
                                                   Subscriptions     ------------------    Development     Shareholders'
                                                    Receivable       Shares      Amount       Stage           Deficit
========================================================================================================================
January 10, 2002 - issue of common stock of
   which 100,000 shares were issued for
   marketing services and 150,000 shares were
   issued for settlement of a note                          --             --     $ --     $        --      $    31,250
January 17, 2002 - issue of common stock
   for marketing services                                   --             --       --              --            8,594
January 24, 2002 - issue of common stock
   of which 125,000 shares were issued for
   settlement of expenses                                   --             --       --              --           18,125
February 21, 2002 - issue of common
   stock of which 150,000 shares issued for
   marketing services and 100,000 shares
   were issued for settlement of a note                     --             --       --              --           31,250
April 11, 2002 - issue of common
   stock for services                                       --             --       --              --           44,712
April 25, 2002 - issue of common stock
   for development costs                                    --             --       --              --           32,400
May 3, 2002 - issue of common stock for
   settlement of expenses                                   --             --       --              --            1,638
May 14, 2002 - issue of common stock for
   office expenses                                          --             --       --              --            4,480
June 5, 2002 - issue of common stock of
   which 200,000 shares were issued for
   marketing services and 42,780 shares
   were issued for settlement of a note                     --             --       --              --           33,989
June 21, 2002 - issue of common stock
   for rental of office equipment                           --             --       --              --           14,000
August 16, 2002 - issue of common
   stock                                                    --             --       --              --            2,500

Millenia Hope Inc.
(A Company in the Development Stage)

Consolidated Statement of Shareholders' Deficiency
For the Year Ended November 30, 2002


                                                        Common Stock                    Warrants
                                                   -----------------------      ------------------------      Paid in
                                                     Shares         Amount          #           Amount        Capital
=======================================================================================================================
October 14, 2002 - issue of common stock of
   which 105,000 shares were issued for
   office expenses and 100,000 shares were
   issued for a settlement of a note                  269,000      $    27             --     $       --     $   37,633

October 14, 2002 - issue of common stock
   for future marketing services                    2,000,000          200             --             --        159,800

November 14, 2002 - issue of common
   stock for marketing services                        13,400            1             --             --          1,339

Payment of subscriptions receivable in
   exchange for marketing services                         --           --             --             --             --

Rellocated to note payable
   (see note 12)                                           --           --             --             --             --

Net loss for the year ended
   November 30, 2002                                       --           --             --             --             --
-----------------------------------------------------------------------------------------------------------------------

Balance - November 30, 2002                        39,144,695      $ 3,914      4,644,156     $1,393,247     $6,965,361
=======================================================================================================================

                                                                                         Accumulated
                                                     Shares              Treasury       Deficit during        Total
                                                  Subscriptions     ------------------    Development     Shareholders'
                                                   Receivable       Shares      Amount       Stage           Deficit
=======================================================================================================================
October 14, 2002 - issue of common stock of
   which 105,000 shares were issued for
   office expenses and 100,000 shares were
   issued for a settlement of a note                       --             --     $ --     $        --      $    37,660

October 14, 2002 - issue of common stock
   for future marketing services                           --             --       --              --          160,000

November 14, 2002 - issue of common
   stock for marketing services                            --             --       --              --            1,340

Payment of subscriptions receivable in
   exchange for marketing services                    256,250             --       --              --          256,250

Rellocated to note payable
   (see note 12)                                       37,500             --       --              --           37,500

Net loss for the year ended
   November 30, 2002                                       --             --       --      (3,591,729)      (3,591,729)
-----------------------------------------------------------------------------------------------------------------------

Balance - November 30, 2002                                --      1,000,000     $100     $(8,446,914)     $   (84,292)
=======================================================================================================================

Millenia Hope Inc.
(A Company in the Development Stage)

Consolidated Statement of Operations
For the Year Ended November 30, 2002

                                                                                                             From Inception
                                                                                                           (December 24, 1997)
                                                                                                                   to
                                                                                                              November 30,
                                                            2002              2001              2000              2002
==============================================================================================================================
Revenues                                                $    362,599      $    378,625      $    302,494      $  1,071,218

Cost of Sales                                                165,799           205,410           208,002           579,211
------------------------------------------------------------------------------------------------------------------------------
                                                             196,800           173,215            94,492           492,007
------------------------------------------------------------------------------------------------------------------------------

Operating Expenses

       Marketing                                             443,383            57,951            59,453         2,075,002
       Patent rights                                              --                --                --         1,005,827
       Other development costs                                59,606           585,056            58,000           921,177
       Rent                                                   62,445            81,890            70,270           352,255
       Travel                                                     --                --           112,859           234,859
       Selling, general and administrative                   172,094           105,154           424,551         1,084,038
       Amortization                                           26,519            32,481            20,630           109,395
       Bad debts                                             179,377                --                --           179,377
------------------------------------------------------------------------------------------------------------------------------
                                                             943,424           862,532           745,763         5,961,930
------------------------------------------------------------------------------------------------------------------------------

Operating Loss                                              (746,624)         (689,317)         (651,271)       (5,469,923)
------------------------------------------------------------------------------------------------------------------------------

Loss on disposition of shares of subsidiary company           (9,547)               --                --            (9,547)
Interest income                                                   --            10,180             2,251            12,431
Interest expense                                             (12,489)          (14,580)          (30,275)         (179,212)
Write-down of leasehold improvements                          (2,663)               --                --            (2,663)
Write-down of notes receivable, related parties              (70,000)               --                --           (70,000)
Write-down of other assets                                (2,799,999)               --                --        (2,799,999)
------------------------------------------------------------------------------------------------------------------------------
                                                          (2,894,698)           (4,400)          (28,024)       (3,048,990)
------------------------------------------------------------------------------------------------------------------------------
Loss Before Non-Controlling Interest                      (3,641,322)         (693,717)         (679,295)       (8,518,913)

Non-controlling interest                                     (49,593)             (504)          (21,902)          (71,999)
------------------------------------------------------------------------------------------------------------------------------

Net Loss                                                $ (3,591,729)     $   (693,213)     $   (657,393)     $ (8,446,914)
==============================================================================================================================

Basic Weighted Average Number of Common
  Shares Outstanding                                      26,539,039        24,886,098        15,718,088        19,420,569
==============================================================================================================================

Basic Loss Per Common Share                             $    (0.1353)     $    (0.0278)     $    (0.0418)     $    (0.4349)
==============================================================================================================================

See accompanying notes

Millenia Hope Inc.
(A Company in the Development Stage)

Consolidated Statement of Cash Flows
For the Year Ended November 30, 2002

                                                                                                                   From Inception
                                                                                                                 (December 24, 1997)
                                                                                                                         to
                                                                                                                    November 30,
                                                                        2002           2001            2000             2002
====================================================================================================================================
Funds Provided (Used) -

     Operating Activities

         Net loss                                                   $(3,591,729)    $(693,213)     $  (657,393)     $(8,446,914)
               Amortization                                              26,519        32,481           20,630          109,395
               Non-controlling interest                                 (49,593)         (504)         (21,902)         (71,999)
               Loss on disposition of shares of subsidiary company        9,547            --               --            9,547
               Sale of investment in subsidiary for services             10,800            --               --           10,800
               Issue of capital stock for services                      199,738        30,000               --        1,743,953
               Issue of subsidiary capital stock for services            69,875            --               --           69,875
               Issue of note for other development costs
                 (subsequently converted to warrants)                        --       624,395               --          817,226
               Settlement of subscriptions receivable in
                 exchange for marketing services                        256,250            --               --          256,250
               Accrued interest income                                       --       (10,180)          (2,251)         (12,431)
               Accrued interest expense                                  12,489        14,580            2,505           29,574
               Interest expense settled with issuance of note
                 (subsequently converted to warrants)                        --            --           27,770           27,770
               Write-down of leasehold improvements                       2,663            --               --            2,663
               Write-down of notes receivable, related parties           70,000            --               --           70,000
               Write-down of other assets                             2,799,999            --               --        2,799,999
------------------------------------------------------------------------------------------------------------------------------------
                                                                       (183,442)       (2,441)        (630,641)      (2,584,292)

         (Increase) decrease in accounts receivables and prepaids        90,880       (42,158)        (108,400)         (59,678)
         Increase (decrease) in accounts payable and
          accrued liabilities                                           138,563        14,467          (92,807)         236,871
------------------------------------------------------------------------------------------------------------------------------------
                                                                         46,001       (30,132)        (831,848)      (2,407,099)
------------------------------------------------------------------------------------------------------------------------------------

Millenia Hope Inc.
(A Company in the Development Stage)

Consolidated Statement of Cash Flows
For the Year Ended November 30, 2002

                                                                                                               From Inception
                                                                                                             (December 24, 1997)
                                                                                                                     to
                                                                                                                November 30,
                                                                  2002            2001             2000             2002
================================================================================================================================
     Financing Activities

         Bank indebtedness                                      $  2,861      $     1,427      $        --      $     4,288
         Notes payable                                           (53,709)              --          198,101        1,368,245
         Issue of capital stock                                   13,960           16,500          478,376          956,036
         Contribution to paid in capital                              --               --        1,165,000        1,165,000
--------------------------------------------------------------------------------------------------------------------------------
                                                                 (36,888)          17,927        1,841,477        3,493,569
--------------------------------------------------------------------------------------------------------------------------------

     Investing Activities

         Additions to fixed assets                                    --      $    (1,935)     $   (50,780)     $  (128,715)
         Deposits on future acquisitions                              --               --       (1,000,000)      (1,000,000)
         Issue of capital stock for subsidiary cash balance           --               --           40,628           40,628
         Repayment of subsidiary related party note
           receivable                                                 --               --           34,233           34,233
         Collection of subsidiary share subscription
           receivable                                                 --               --           83,331           83,331
         Note receivable                                          (9,113)              --         (106,834)        (115,947)
--------------------------------------------------------------------------------------------------------------------------------
                                                                  (9,113)          (1,935)        (999,422)      (1,086,470)
--------------------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                           --          (14,140)          10,207               --

Cash and Cash Equivalents
     Beginning of Period                                              --           14,140            3,933               --
--------------------------------------------------------------------------------------------------------------------------------

     End of Period                                              $     --      $        --      $    14,140      $        --
================================================================================================================================

Millenia Hope Inc.
(A Company in the Development Stage)

Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2002

1.    Organization and Basis of Presentation

      Millenia Hope Inc. was incorporated in the State of Delaware on December 24, 1997. Through its acquisition of the patent rights for Malarex, the Company participates in the treatment and prevention of malaria. The Company is continuing its clinical trials and product refinement. The Company has received selling authorization in eight African countries. In addition, the Company acquired the patent rights for oxygenation of intravenous solutions to September 2005. Although there can be no assurance that the patents will ever be issued, management feels the likelihood of issuance is probable (high) due to the positive test results attained in clinical studies.

      One of the Company's objectives is to be an Application Service Provider in the E-Health sector providing on-line interactive health services through the internet. This segment of the business is in the development stage and is engaged in developing and marketing an interactive knowledge based application system combined with intelligent agents in order to sort, create and transact medical data. The Company has completed the technical work and testing of its interactive site. The Company is not actively pursuing the completion of this product at the current time.

      Although the Company has began development, there can be no assurance that it will be able to market, sell, or license its technologies to third parties to generate sufficient recurring revenues to pay its operating costs and complete the development of its technologies.

      Millenia Hope Inc. prepares its consolidated financial statements in accordance with generally accepted accounting principles in the United States. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. Financial statement items are recorded at historical cost and may not necessarily represent current values.

      The consolidated financial statements include the accounts of Millenia Hope Inc. and its subsidiaries, Sword Comp-Soft, Corp. and Millenia Hope Pharmaceuticals Ltd. On consolidation, all intercompany transactions and balances have been eliminated.

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

Millenia Hope Inc.
(A Company in the Development Stage)

Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2002

2.    Summary of Significant Accounting Policies (Cont'd)

      Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of financial statements and actual results could differ from the estimates and assumptions. Every effort is made to ensure the integrity of such estimates.

      Fair Value of Financial Instruments

      The carrying amounts of cash, accounts receivable, notes receivable, bank indebtedness, accounts payable and accrued liabilities and notes payable approximate their fair values because of the short_term nature of these instruments.

      A reasonable estimate of fair value could not be made for the notes receivable as there is no comparable market data.

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

Millenia Hope Inc.
(A Company in the Development Stage)

Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2002

2.    Summary of Significant Accounting Policies (Cont'd)

      Revenue Recognition

      The Company currently recognizes revenue from software consultation as services are provided and licensing/distributor fees evenly over the life of the licensing agreement. The Company's revenue recognition practices are in conformity with the guidelines of SAB101.

      Stock-Based Compensation

      The Company, as permitted under SFAS 123 "Accounting for Stock-based compensation" applies Accounting Principles Board Opinion ("APB") No.25, "Accounting for Stock Issued to Employees" to account for employee stock options. As a result, compensation costs for the stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount the holder must pay to acquire the stock. SFAS 123 requires certain fair value and pro forma disclosures to reflect the impact as if a fair value-based method was used to account for these stock options.

      Had the Company applied the fair value based method, the reported net loss per common share would have been as follows:

                                                                                                       Inception
                                                                                                   December 24, 1997
                                                  Year Ended        Year Ended       Year Ended           to
                                                Nov. 30, 2002     Nov. 30, 2001    Nov. 30, 2000     Nov. 30, 2002
      --------------------------------------------------------------------------------------------------------------
      Net loss - as reported                     $(3,591,729)       $(693,213)       $(629,369)       $(8,446,914)
          Stock option expense as reported                --               --           10,000             10,000
          Pro forma stock option expense             (38,808)        (215,392)        (240,308)          (694,175)
      --------------------------------------------------------------------------------------------------------------

      Net loss - Pro forma                       $ 3,630,537        $(908,605)       $(859,677)       $(9,131,089)
      ==============================================================================================================
      Basic loss per common share
        - as reported                            $   (0.1353)       $ (0.0278)       $ (0.0418)       $   (0.4349)
      ==============================================================================================================
      Basic loss per common share
        - pro forma                              $   (0.1368)       $ (0.0365)       $ (0.0547)       $   (0.4702)
      ==============================================================================================================

Millenia Hope Inc.
(A Company in the Development Stage)

Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2002

2.    Summary of Significant Accounting Policies (Cont'd)

      The fair value of stock options used to compute pro forma net loss and net loss per common shares is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for each of the three years ended November 30:

      Weighted-average assumptions             2002       2001       2000
      --------------------------------------------------------------------

      Expected dividend yield                  0.00%      0.00%      0.13%
      Expected volatility                    128.00%    109.00%    100.00%
      Risk-free interest rate                  3.03%      4.77%      6.32%
      Expected option life in months             20         32         23

      The weighted average fair values of stock options, calculated using the Black-Scholes option-pricing model, granted during the three years ended November 30, were:

                                                        2002      2001      2000
      --------------------------------------------------------------------------

      Stock options issued with:
        1. Exercise price less than market price          --        --      0.68
        2. Exercise price exceeds market price          0.03      0.28      0.57

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected price volatility. The Company uses expected volatility rates which are based on historical volatility rates. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

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

Millenia Hope Inc.
(A Company in the Development Stage)

Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2002

2.    Summary of Significant Accounting Policies (Cont'd)

      Loss Per Share

      Loss per common share is calculated for basic loss per share based on the weighted average number of common shares outstanding during the period. The diluted net earnings per share are calculated based on the weighted average number of common shares outstanding during the period, plus the effects of dilutive common share equivalents such as options and warrants. Fully diluted loss per share is not presented because the Company reported a loss and the inclusion of the options and warrants would be anti-dilutive.

      Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We believe that SFAS 143 will not have a material effect on the consolidated financial statements.

      In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). While SFAS 144 supersedes FASB Statement no. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We believe that adoption of SFAS 144 will not have a material effect on the consolidated financial statements.

      In April 2002, the FASB issued Statement no. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 4"). SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4") and amends other existing authoritative pronouncements. As a result of SFAS 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Applying the provision of APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 is effective for fiscal years beginning after May 15, 2002. We believe that adoption of SFAS 145 will not have a material effect on the consolidated financial statements.

Millenia Hope Inc.
(A Company in the Development Stage)

Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2002

2.    Summary of Significant Accounting Policies (Cont'd)

      In June 2002, the FASB issued Statement no. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 replaces EITF Issued No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We believe that adoption of SFAS 146 will not have a material effect on the consolidated financial statements.

      In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation requires companies to recognize an initial liability for the fair value of an obligation assumed when issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. T he adoption of FIN 45 is not expected to materially affect the consolidated financial statements.

      In December 2002, the FASB issued statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") which is effective for years ending after December 15, 2002. SFAS 148 provides alternative methods of transitioning to the fair-value method of accounting for stock-based employee compensation. SFAS 148 also amends previously issued disclosure requirements by requiring disclosure in the summary of significant accounting policies of the effect of the entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has chosen to comply with the disclosure requirements for the periods presented, in note 2 - Stock-Based Compensation. The adoption of SFAS 148 has no effect on the consolidated financial statements.

3.    Going Concern

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company also reported net losses of $3,591,729, $693,213 and $657,393 for the years ended November 30, 2002, 2001 and 2000 respectively as well as reporting net losses of $8,446,914 from inception (December 24, 1997) to November 30, 2002. As reported on the statement of cash flows, the Company has positive cash flow from operating activities of $46,001 for the year ended November 30, 2002 and incurred negative cash flows from operating activities of $30,132 and $831,848 for the years ended November 30, 2001 and 2000 respectively and has reported deficient cash flows from operating activities of $2,407,099 from inception (December 24, 1997). Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long-term relationships with other major organizations to develop and distribute Malarex and the oxygenated intravenous solutions. Management anticipates generating revenue through the sales of Malarex during the next fiscal year. It is too early in the testing stage to anticipate a selling date for the oxygenated intravenous solution product. The major shareholders of the Company have indicated commitment to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead.

Millenia Hope Inc.
(A Company in the Development Stage)

Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2002

4.    Accounts Receivable

      The accounts receivable at November 30, 2002 of approximately $52,000 (2001 - $29,700) is receivable in Canadian currency (Cdn$81,000; 2001 - $46,000).

5.    Fixed Assets

                                                                     2002
                                                    Accumulated  Net Carrying
                                          Cost     Amortization     Amount
      -----------------------------------------------------------------------
      Furniture and fixtures            $ 15,900      $10,690       $ 5,210
      Equipment                           72,220       37,551        34,669
      Leasehold improvements                  --           --            --
      -----------------------------------------------------------------------

                                        $ 88,120      $48,241       $39,879
      =======================================================================

                                                                     2001
                                                    Accumulated  Net Carrying
                                          Cost     Amortization     Amount
      -----------------------------------------------------------------------
      Furniture and fixtures            $ 15,900      $ 9,387       $ 6,513
      Equipment                           72,220       24,356        47,864
      Leasehold improvements              63,816       49,133        14,683
      -----------------------------------------------------------------------

                                        $151,936      $82,876       $69,060
      =======================================================================

6.    Other Assets

      Other assets comprise the Company's 68% interest in land, plant and equipment located in Brazil to be used for the growing of plants and the processing of raw materials for the production of Malarex. This interest has not been legally registered. The plant and equipment are currently used by the 32% owner, on a rent free basis, for their production. The Company purchased these assets on October 7, 2001 in exchange for a $500,000 deposit and 7,000,000 shares of the Company and 1,000,000 shares of the subsidiary company, Sword Comp-Soft Corp. These assets were to have been transferred to a newly formed corporation to be owned 68% by the Company by October 7, 2002. As this never occurred and due to the inability to legally register ownership in the facility, the Company has written down the assets to $1.

7.    Accounts Payable and Accrued Liabilities

      Included in accounts payable is approximately $166,000 (2001 - $70,000) payable in Canadian currency (Cdn$260,000; 2001 - $108,000).

Millenia Hope Inc.
(A Company in the Development Stage)

Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2002

8.    Acquisition of Sword Comp-Soft, Corp.

      On May 29, 2000, the Company issued 5,000,000 shares of common stock and 5,000,000 warrants in exchange for 35,700,000 shares, representing a 76.45% interest, of Sword Comp-Soft, Corp., a Delaware corporation which provides on-line interactive health services through the internet. The warrants are exercisable at $2.00 and expire on May 29, 2003. The transaction was recorded using the purchase method. The results of operations of Sword Comp-Soft, Corp were consolidated with those of the Company from the date of acquisition.

      The following assets, at fair value, were acquired through this transaction:

      --------------------------------------------------------------------
      Note receivable - 3rd party                                  $33,600
      Note receivable - related party                               34,233
      Fixed assets                                                  23,221

      The following liabilities were assumed through this transaction:

      --------------------------------------------------------------------
      Accounts payable and accrued liabilities                     $ 4,500

      In 2001, the Company divested itself of 3,000,000 shares of Sword Comp-Soft, Corp. as partial payment for acquisitions. In 2002, the Company divested itself of 2,000,000 shares in exchange for marketing services provided by a third party totalling $10,800. As at November 30, 2002, the Company owned 65% of Sword Comp-Soft Corp. (2001 - 70%).

9.    Contingent Liability and Commitments

      Contingent Liability

      Legal proceedings have been instituted against the Company by a third party claiming $158,000 with respect to alleged services rendered to the Company. Payment of these services was to have been made by the Company by the issue of 607,000 shares of common stock having a market value of $158,000 as at the date of the alleged rendering of services. It is management's opinion that these services were never rendered and accordingly, no provision for this claim has been made in the accounts.

      In addition, a third party has instituted an action against Sword Comp-Soft, Corp. a subsidiary company to cause it to register in the name of a third party 2,579,000 shares of its common stock from the name of the current shareholders as part of an alleged agreement.

      Commitments

      The aggregate minimal rental to be paid for the lease of office space in effect as at November 30, 2002 and terminating in December 27, 2002 is approximately $6,900.

Millenia Hope Inc.
(A Company in the Development Stage)

Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2002

9.    Contingent Liability and Commitments (Cont'd)

      On June 1, 2000, the Company entered into a three year agreement to lease an automobile from a company controlled by a minority shareholder for an annual rent of $12,480.

10.   Related Party Transactions

      The notes receivable, which are unsecured, are due from Liquid Asset Corp., a minority shreholder of the Company, and Aquaboost Corp., companies with a common chief operating officer and director with the Company. The notes bear interest at 7% per annum and have no specified terms of repayment. During the year, the notes were written-down to their estimated net realizable value, as a result, income was not accrued during the year (interest income accrued in 2001 - $10,180).

      The note payable, which is unsecured, is held by a minority shareholder. The note has a term of one year and bears interest at 7% per annum. Interest expense incurred during the year amounted to $12,489 (2001 - $14,580; 2000 - $2,505).

      On January 9, 1998, the Company entered into an agreement with L'Espoir Du Millenaire Inc. (L'Espoir) granting L'Espoir the marketing and distributor rights for Malarex. The agreement was for five years and required L'Espoir to make annual payments of $30,000 to Millenia Hope Inc. for the rights. L'Espoir is controlled by a minority shareholder of the Company. The Board of Directors have decided not to renew this agreement in January 2003.

      Included in accounts payable is approximately $18,000 (November 30, 2001 - $4,150) due to a director of the Company.

      During the year, the Company paid consulting fees to a company controlled by the chief executive of a subsidiary company of approximately $118,000.

      In 2001, the Company purchased the exclusive rights to the oxygenation of intravenous solutions from a company which is a minority shareholder of the Company and has a common chief operating officer and director with that of the Company in exchange for a $500,000 deposit, 6,000,000 shares in the Company and 2,000,000 shares held by the Company in its subsidiary Company.

      These transactions were at the exchange amount, which is the amount agreed to and established by the related parties.

11.   Income Taxes

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

Millenia Hope Inc.
(A Company in the Development Stage)

Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2002

11.   Income Taxes (Cont'd)

      As at November 30, 2002, there were approximately $5,684,000 of tax losses that may be applied against earnings of future years, no later than as follows:

      2013                                                      $1,493,000
      2014                                                       2,022,000
      2015                                                         715,000
      2016                                                         694,000
      2017                                                         760,000

12.   Shareholders' Equity

      Subscriptions Receivable

      In 2001, the Company issued 1,325,000 common shares in exchange for subscriptions receivable totalling $293,750. During 2002, the Company received marketing services in exchange for payment of $265,250 of the subscriptions receivable. The remaining balance of $37,500 has been charged against the note payable, minority shareholder, due to a private transaction between two minority shareholders.

      Common Stock

      In December 1997, the Company issued 4,000,000 shares of common stock at a price of $0.00505 pursuant to a private placement offering exempt from registration requirements under section 4(2) of the Securities Act of 1933, as amended, and Rule 504 of Regulation D.

      In February 1998, the Company, in accordance with it private placement offering exempt from registration requirements under section 4(2) of the Securities Act of 1933, as amended, and Rule 504 of Regulation D issued 6,100,000 units (each unit consisting of one (1) share of common stock and one (1) warrant) at a price of $0.07 per unit. Each warrant entitles the registered holder thereof to purchase at any time from the date of the offering until the close of business February 11, 2001, one share of common stock at a price of $0.09.

      In March 1999, the Company issued 1,111,220 shares of common stock in settlement of marketing agreements established with organizations for their services which included the marketing of the Company and its product Malarex. The total marketing cost was $1,514,215. The Company's share value on that date was trading on the OTC Bulletin Board at $1.3627.

      On January 17, 2000, the Company issued 563,000 shares of common stock at a price of $0.09 per share to individuals who exercised their warrants issued in February 1998.

Millenia Hope Inc.
(A Company in the Development Stage)

Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2002

12.   Shareholders' Equity (Cont'd)

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

      On May 31, 2000, the Company issued 4,398,944 shares of common stock at a price of $0.09 per share to individuals who exercised their warrants issued in February 1998.

      On July 10, 2000, the Company issued 353,351 shares of common stock at a price of $0.09 per share to individuals who exercised their warrants issued in February 1998.

      In January 2001, the Company, in accordance with its private placement offering exempt from registration requirement under 4(2) of the securities Act of 1933, as amended, and Rule 504 of Regulation D issued 66,000 shares of common stock at a price of $0.25 per unit.

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

Millenia Hope Inc.
(A Company in the Development Stage)

Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2002

12.   Shareholders' Equity (Cont'd)

      On May 29, 2001, the Company issued 6,000,000 common shares as partial payment for the exclusive rights to the oxygenation of all liquids and gases registered under patent protection. The transaction was with a Company with a common chief operating officer and director with the Company.

      On September 11, 2001, the Company issued 75,000 shares of common stock in settlement of marketing services totalling $11,250. The Company's share value at that date was trading on the OTC Bulletin Board at $0.25 per share.

      In October 2001, the Company issued 7,000,000 common shares in partial settlement of land, building and equipment purchased. (see note 6).

      On November 8, 2001, the Company issued 375,000 common shares in exchange for a subscription receivable of $56,250.

      On December 2, 2001, the Company issued 25,000 common shares in settlement of a note of $3,125. The Company's share value at that date was trading on the OTC Bulletin Board at $0.26 per share.

      On January 10, 2002, the Company issued 250,000 common shares, 100,000 shares in settlement of marketing costs of $12,500 and 150,000 shares for settlement of a note of $18,750. The Company's share value at that date was trading on the OTC Bulletin Board at $0.19 per share.

      On January 17, 2002, the Company issued 68,750 common shares in settlement of marketing costs of $8,594. The Company's share value at that date was trading on the OTC Bulletin Board at $0.19 per share.

      On January 24, 2002, the Company issued 145,000 common shares, 125,000 shares in settlement of general expenses of $15,625 and 20,000 shares at a price of $0.125 per share. The Company's share value at that date was trading on the OTC Bulletin Board at $0.19 per share.

      On February 21, 2002, the Company issued 250,000 common shares, 150,000 shares in settlement of marketing costs of $18,750 and 100,000 shares for settlement of a note of $12,500. The Company's share value at that date was trading on the OTC Bulletin Board at $0.23 per share.

      On April 11, 2002, the Company issued 372,600 common shares in settlement of marketing and other costs of $44,712. The Company's share value at that date was trading on the OTC Bulletin Board at $0.17 per share.

      On April 25, 2002, the Company issued 270,000 common shares in settlement of marketing costs of $32,400. The Company's share value at that date was trading on the OTC Bulletin Board at $0.13 per share.

Millenia Hope Inc.
(A Company in the Development Stage)

Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2002

12.   Shareholders' Equity (Cont'd)

      On May 3, 2002, the Company issued 13,650 common shares in settlement of general and administrative expenses of $1,638. The Company's share value at that date was trading on the OTC Bulletin Board at $0.16 per share.

      On May 14, 2002, the Company issued 32,000 common shares in settlement of general and administrative expenses of $4,480. The Company's share value at that date was trading on the OTC Bulletin Board at $0.12 per share.

      On June 5, 2002 the Company issued 242,780 common shares, 200,000 shares in settlement of marketing costs of $28,000 and 42,780 shares in settlement of a note of $5,989. The Company's share value at that date was trading on the OTC Bulletin Board at $0.15 per share.

      On June 21, 2002, the Company issued 100,000 common shares in settlement of rental of office equipment of $14,000. The Company's share value at that date was trading on the OTC Bulletin Board at $0.13 per share.

      On August 16, 2002, the Company issued 25,000 common shares in settlement of general and administrative expenses of $2,500. The Company's share value at that date was trading on the OTC Bulletin Board at $0.10 per share.

      On October 14, 2002, the Company issued 2,000,000 common shares in exchange for future marketing Services of $160,000. The Company's share value at that date was trading on the OTC Bulletin Board at $0.18 per share.

      On October 14, 2002, the Company issued 269,000 common shares, 105,000 shares in settlement of general and administrative expenses of $14,700 and 164,000 shares at a price of $0.14 per share. The Company's share value at that date was trading on the OTC Bulletin Board at $0.18 per share.

      On November 14, 2002, the Company issued 13,400 common shares in settlement of marketing costs of $1,340. The Company's share value at that date was trading on the OTC Bulletin Board at $0.18 per share.

      Warrants and Options

      On February 28, 2000, the Company issued 4,644,156 warrants to settle the following related party notes and long-term debt:

      --------------------------------------------------------------------
      Notes payable                                             $1,172,648
      Long-term debt                                               192,831
      Interest expense                                              27,770
      --------------------------------------------------------------------

                                                                $1,393,249
      =====================================================================

Millenia Hope Inc.
(A Company in the Development Stage)

Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2002

12.   Shareholders' Equity (Cont'd)

      On May 29, 2000, the Company issued 5,000,000 shares of common stock and 5,000,000 warrants in exchange for 35,700,000 shares of Sword Comp-Soft, Corp. The warrants are exercisable at $2.00 and expire on May 29, 2003.

      On January 29, 1999, the Company granted a total of 360,000 options to the President, and the Chief Executive Officer. The options vest in increments of 33% per year beginning one year from the date options were granted. The options are exercisable at $1.50 per share and expire on December 31, 2003. The total dollar value of the options at the date of grant calculated using the Black-Scholes model was $406,800.

      On January 29, 1999, the Company granted 100,000 options to certain directors. The options vest after one year are exercisable at $1.50 per share and expire on December 31, 2003. The fair value of the options at the date of grant calculated using the Black-Scholes method was $98,000.

      On August 30, 1999, the Company granted 100,000 options to the Chairman of the Board. The options vest after one year, are exercisable at $0.30 per share and expire on December 31, 2003. The fair value of the options at the date of grant calculated using the Black-Scholes method was $20,000.

      On February 22, 2000, the Company granted 50,000 options to the Vice-Chairman of the Board. The options vest after one year, are exercisable at $1.50 per share and expire on November 30, 2003. The fair value of the options at the date of grant calculated using the Back-Scholes method was $28,500.

      On April 19, 2000, the Company granted 100,000 options to the Chairman of the Board. The options vest after one year, are exercisable at $1.50 per share and expire on November 30, 2003. The fair value of the options at the date of grant calculated using the Back-Scholes method was $68,000.

      On January 29, 2001, the Company granted 200,000 options to certain directors. The options vest after one year, are exercisable at $1.50 per share and expire November 30, 2003. The fair value of the options at the date of the grant calculated using the Back Scholes method was $56,000.

      On January 29, 2002, the Company granted 250,000 options to certain directors. The options vest after one year, are exercisable at $1.50 per share and expire November 30, 2003. The fair value of the options at the date of the grant calculated using the Back-Scholes method was $7,500.

Millenia Hope Inc.
(A Company in the Development Stage)

Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2002

12.   Shareholders' Equity (Cont'd)

      The following are the disclosure requirements of SFAS 123:

                                                                       Year Ended          Year Ended         Year Ended
                                                                      Nov. 30, 2002       Nov. 30, 2001      Nov. 30, 2000
                                                                      -------------       -------------      -------------
      Paragraph 47 (a)
      1.  Beginning of year - outstanding
              i.  number of options                                       910,000            710,000            560,000
              ii. weighted average exercise price                            1.47               1.46               1.29
      2. End of year - outstanding
              i.  number of options                                     1,160,000            910,000            710,000
              ii. weighted average exercise price                            1.48               1.47               1.46
      3. End of year - exercisable
              i.  number of options                                       910,000            590,000            320,000
              ii. weighted average exercise price                            1.47               1.45               1.13
      4. During the year - granted
              i.  number of options                                       250,000            200,000            150,000
              ii. weighted average exercise price                            1.50               1.50               1.50
      5. During the year - exercised
              i.  number of options                                            --                 --                 --
              ii. weighted average exercise price                              --                 --                 --
      6. During the year - forfeited
              i.  number of options                                            --                 --                 --
              ii. weighted average exercise price                              --                 --                 --
      7. During the year - expired
              i.  number of options                                            --                 --                 --
              ii. weighted average exercise price                              --                 --                 --

      Paragraph 47 (c) - Equity instruments other than options               none               none               none

Millenia Hope Inc.
(A Company in the Development Stage)

Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2002

12.   Shareholders' Equity (Cont'd)

                                                                          Year Ended          Year Ended           Year Ended
                                                                         Nov. 30, 2002       Nov. 30, 2001        Nov. 30, 2000
                                                                         -------------       -------------        -------------
      Paragraph 47 (f) - The terms of significant
      modifications of outstanding awards                                         none                none                 none

      Paragraph 48 Options outstanding at the date of the
      latest statement of financial position presented:
      1. (a) Range of exercise prices                                    $0.30 - $1.50       $0.30 - $1.50        $0.30 - $1.50
         (b) Weighted-average exercise price                                      1.48                1.46                 1.46
      2. Weighted-average remaining contractual life (in months)                 12.70               23.60                19.20

13.   Non-Cash Financing and Investing Activities

      On February 28, 2000, the Company issued 4,644,156 warrants in partial settlement of the following related party notes payable and long-term debt as follows:

      --------------------------------------------------------------------
      Notes payable                                             $1,172,648
      Long-term debt                                               192,831
      Interest expense                                              27,770
      --------------------------------------------------------------------

                                                                $1,393,249
      ====================================================================

      On May 29, 2000, the Company issued 5,000,000 shares of common stock and 5,000,000 warrants in exchange for 35,700,000 shares of Sword Comp-Soft, Corp (note 8).

Millenia Hope Inc.
(A Company in the Development Stage)

Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2002

13.   Non-Cash Financing and Investing Activities (Cont'd)

      The Company issued common stock in settlement of marketing agreements and services as follows:

                  Date                       Stock Issued          Value
             -------------------------------------------------------------

             March 1999                        1,111,220        $1,514,215
             March 14, 2001                       30,000             7,500
             March 23, 2001                       25,000             6,250
             May 3, 2001                          20,000             5,000
             September 11, 2001                   75,000            11,250
             December 2, 2001                     25,000             3,125
             January 10, 2002                    100,000            12,500
             January 17, 2002                     68,750             8,594
             January 24, 2002                    125,000            15,625
             February 21, 2002                   150,000            18,750
             April 11, 2002                      372,600            44,712
             April 25, 2002                      270,000            32,400
             May 3, 2002                          13,650             1,638
             May 14, 2002                         32,000             4,480
             June 5, 2002                        200,000            28,000
             June 21, 2002                       100,000            14,000
             August 16, 2002                      25,000             2,500
             October 14, 2002                    105,000            14,700
             October 14, 2002                  2,000,000           160,000
             November 14, 2002                    13,400             1,340

      On May 29, 2001, the Company purchased the exclusive rights to the oxygenation of intravenous solutions (note 10) in exchange for a $500,000 deposit, 6,000,000 shares in the Company and 2,000,000 shares held by the Company in its subsidiary, Sword Comp-Soft Corp.

      On October 7, 2001, the Company purchased an interest in land, building and equipment (note 6) from a third party in exchange for a $500,000 deposit, 7,000,000 shares of the Company and 1,000,000 shares of the subsidiary company, Sword Comp-Soft Corp.

      In 2001, the Company issued 1,325,000 common shares in exchange for subscriptions receivable totalling $293,750.

      In 2002, the Company issued 417,780 common shares in settlement of a note payable of $51,354.

      On October 14, 2002, the Company issued 2,000,000 common shares in exchange for future marketing services totalling $160,000.

Millenia Hope Inc.
(A Company in the Development Stage)

Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2002

13.   Non-Cash Financing and Investing Activities (Cont'd)

      In 2002, the Company reallocated $37,500 of the subscriptions receivable to notes payable in a private transaction between two minority shareholders.

      In 2002, the Company received payment of subscriptions receivable of $256,250 in exchange for settlement of marketing fees.

      In 2002, the Company divested itself of 2,000,000 shares of Sword-Soft Corp in exchange for marketing services totalling $10,800.

14.   Segmented Disclosure

      The Company's reportable segments are strategic business units which offer different products and services in the health industry. Each segment is managed separately as it is subject to different business objectives and marketing strategies.

      The operations of the Company are comprised of two reportable segments: the product refinement and commercial production of Malarex, a drug for the treatment and prevention of malaria, and the development and implementation of an Application Service Provider in the E-Health sector.

      The Company's revenues to date in the E-Health sector are from software consultation and internet hosting, both being incidental to the operations of the segment.

Millenia Hope Inc.
(A Company in the Development Stage)

Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2002

14.   Segmented Disclosure (Cont'd)

      The following information is provided with respect to the Company's operating segments:

                                                                   2002                                      2001

                                                 ---------------------------------------    ---------------------------------------
                                                   Malarex     Application      Total         Malarex     Application      Total
                                                                 Service                                    Service
                                                                 Provider                                   Provider
                                                                 E-Health                                   E-Health
====================================================================================================================================
Sales

   Canada                                        $    30,000    $ 332,599    $   362,599    $    30,000    $ 267,625    $   297,625
   U.S.A                                                  --           --             --         81,000           --         81,000

Cost of sales                                             --      165,799        165,799             --      205,410        205,410

Marketing expense                                    391,266       52,117        443,383         57,951           --         57,951

Development costs                                     59,606           --         59,606        585,056           --        585,056

Interest revenue                                          --           --             --             --      (10,180)        10,180

Interest expense                                          --       12,489         12,489             --       14,580         14,580

Amortization of segment fixed assets                  13,323       13,196         26,519         13,648       18,833         32,481

Write-down of leasehold improvements                   2,663           --          2,663             --           --             --

Write-down of notes receivable, related parties           --       70,000         70,000             --           --             --

Write-down of other assets                         2,799,999           --      2,799,999             --           --             --

Bad debt                                              81,000       98,377        179,377             --           --             --
====================================================================================================================================

Reconciliation of Segment Loss:

Segment income (loss)                             (3,317,857)     (79,379)    (3,397,236)      (545,655)      38,982       (506,673)
------------------------------------------------------------------------------------------------------------------------------------

                                                                2000
                                                              (note 16)
                                                 -------------------------------------
                                                  Malarex    Application      Total
                                                               Service
                                                               Provider
                                                               E-Health
======================================================================================
Sales

   Canada                                        $  30,000    $ 272,494    $   302,494
   U.S.A                                                --           --             --

Cost of sales                                           --      208,002        208,002

Marketing expense                                   59,453           --         59,453

Development costs                                   58,000           --         58,000

Interest revenue                                        --       (2,251)        (2,251)

Interest expense                                    27,770        2,505         30,275

Amortization of segment fixed assets                14,053        6,577         20,630

Write-down of leasehold improvements                    --           --             --

Write-down of notes receivable, related parties         --           --             --

Write-down of other assets                              --           --             --

Bad debt                                                --           --             --
======================================================================================

Reconciliation of Segment Loss:

Segment income (loss)                             (129,276)      57,661        (71,615)
--------------------------------------------------------------------------------------

Millenia Hope Inc.
(A Company in the Development Stage)

Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2002

14.   Segmented Disclosure (Cont'd)

                                                                    2002                                     2001

                                                  ---------------------------------------   ---------------------------------------
                                                    Malarex     Application      Total        Malarex     Application      Total
                                                                  Service                                   Service
                                                                  Provider                                  Provider
                                                                  E-Health                                  E-Health
------------------------------------------------------------------------------------------------------------------------------------
Unallocated amounts -
    General and administrative expense                    N/A          N/A        172,094           N/A          N/A        105,154
    Rent                                                  N/A          N/A         62,445           NIL          N/A         81,890
    Travel                                                N/A          N/A             --           N/A          N/A             --
    Loss on sale of shares of subsidiary company          N/A          N/A          9,547           N/A          N/A             --
------------------------------------------------------------------------------------------------------------------------------------

Loss Before Non-Controlling Interest                      N/A          N/A    $(3,641,322)          N/A          N/A    $  (693,717)
------------------------------------------------------------------------------------------------------------------------------------

Assets

    Additions to segment other assets                      --           --             --            --        1,935          1,935
    Additions to segment fixed assets                      --           --             --     2,800,000           --      2,800,000
    Segment assets                                     35,734      313,551        349,285     2,802,455      367,777      3,170,232
====================================================================================================================================

                                                                 2000
                                                               (note 16)
                                                  -------------------------------------
                                                   Malarex    Application      Total
                                                                Service
                                                                Provider
                                                                E-Health
---------------------------------------------------------------------------------------
Unallocated amounts -
    General and administrative expense                  N/A          N/A        424,551
    Rent                                                N/A          N/A         70,270
    Travel                                              N/A          N/A        112,859
    Loss on sale of shares of subsidiary company        N/A          N/A             --
---------------------------------------------------------------------------------------

Loss Before Non-Controlling Interest                    N/A          N/A    $  (679,295)
---------------------------------------------------------------------------------------

Assets

    Additions to segment other assets                (8,302)     (59,002)       (50,700)
    Additions to segment fixed assets                    --           --             --
    Segment assets                                  958,223      404,357      1,362,580
=======================================================================================

Other assets and fixed assets are all located in Brazil and Canada, respectively.

Millenia Hope Inc.
(A Company in the Development Stage)

Notes to Consolidated Financial Statements
From Inception (December 24, 1997)
   to November 30, 2002

15.   Subsequent Events

      On March 3, 2003, the Board of Directors approved the increase in the authorized number of common shares from 70 million to 120 million and approved the creation of 50 million shares of preferred stock. The specific rights and restrictions of the preferred shares have not yet been determined.

      On March 5, 2003, the Company signed an agreement with its subsidiary company to divest itself of all of its common shares held in the subsidiary company, this being 30.7 million common shares. The carrying value of net assets of the subsidiary company as at November 30, 2002 is approximately $220,000. In exchange for such shares, the subsidiary company will pay the Company $700,000 which is due no later than March 5, 2004. In addition, the subsidiary will transfer all rights and ownership of the Application Service Provider in the E-Health Sector business to the Company.

16.   Comparative Figures

      The financial statements for 2000, which are presented for comparative purposes only, were examined and reported upon by another accountant.