Form 10-Q/A
period 2002-08-31
MILLENIA HOPE INC
filed 2003-04-22
CIK 1060827

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

                                                     Millenia Hope Inc.
                                                       (Registrant)


Dated October 15, 2002                          By: /s/ Dominique Morisot
                                                   ----------------------
                                                   President / CEO


                                               /s/ George Tsoukas
                                               ---------------------------------
                                                   George Tsoukas
                                                   Chairman of Board
                                                   (Principal Executive Officer)

  Certification of Principal Executive Officer and Principal Financial Officer
                             18 U.S.C. Section 1350
                             as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned, the Principal Executive Officer (Chairman of the Board) and the Principal Financial Officer (Chief Operating Officer) of Millenia Hope Inc. (the "Company"), each hereby certifies that to his knowledge on the date hereof:

      (e) The Quarterly Report on Form 10-Q SB of the Company for the quarter ended August 31, 2002, filed on the date hereof with the Securities and Exchange Commission (the "Report") fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

      (f) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 22, 2003


                                              /s/ George Tsoukas
                                              --------------------------------
                                                  George Tsoukas
                                                  Chairman of Board
                                                  (Principal Executive Officer)

Date: April 22, 2003


                                              /s/ Leonard Stella
                                              --------------------------------
                                                  Leonard Stella
                                                  Chief Operating Officer
                                                  (Principal Financial Officer)

This certification accompanies the Report pursuant to the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                          FORM OF OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302

      The undersigned Principal Executive Officer (Chairman of Board) of Millenia Hope Inc., hereby certifies that:

      1. he has reviewed the report;

      2. based on his knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

      3. based on his knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

      4. he and the other certifying officers:

            a. are responsible for establishing and maintaining "disclosure controls and procedures" (a newly-defined term reflecting the concept of controls and procedures related to disclosure embodied in Section 302(a)(4) of the Act) for the issuer;

            b. have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

            c. have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

            d. have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

      5. he and the other certifying officers have disclosed to the issuer's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

      6. he and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                 /s/ George Tsoukas
                                                 -----------------------------
                                                 George Tsoukas
                                                 Chairman of Board
                                                 (Principal Executive Officer)

                          FORM OF OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302

      The undersigned Principal Financial Officer (Chief Operating Officer) of Millenia Hope Inc., hereby certifies that:

      1. he has reviewed the report;

      2. based on his knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

      3. based on his knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

      4. he and the other certifying officers:

            a. are responsible for establishing and maintaining "disclosure controls and procedures" (a newly-defined term reflecting the concept of controls and procedures related to disclosure embodied in Section 302(a)(4) of the Act) for the issuer;

            b. have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

            c. have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

            d. have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

      5. he and the other certifying officers have disclosed to the issuer's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

      6. he and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                 /s/ Leonard Stella
                                                 -----------------------------
                                                 Leonard Stella
                                                 Chief Operating Officer
                                                 (Principal Financial Officer