Form 10KSB/A
period 2002-11-30
MILLENIA HOPE INC
filed 2003-04-22
CIK 1060827

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

                            MILLENIA HOPE INC.


Date: April 15, 2003         /s/ George Tsoukas
                            ------------------------
                            George Tsoukas, Chairman and Director
                            (Principal Executive Officer)


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

The undersigned, the Principal Executive Officer (Chairman of the Board) and the Principal Financial Officer (Chief Operating Officer) of Millenia Hope Inc. (the "Company"), each hereby certifies that to his knowledge on the date hereof:

      (a) The Annual Report on Form 10-K SB of the Company for the year ended November 30, 2002, filed on the date hereof with the Securities and Exchange Commission (the "Report") fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

      (b) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 22, 2003


                                               /s/ George Tsoukas
                                               ---------------------------------
                                                   George Tsoukas
                                                   Chairman of Board
                                                   (Principal Executive Officer)

Date: April 22, 2003


                                               /s/ Leonard Stella
                                               ---------------------------------
                                                   Leonard Stella
                                                   Chief Operating Officer
                                                   (Principal Financial Officer)

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