Form 10-Q
period 2003-05-31
MILLENIA HOPE INC
filed 2003-07-15
CIK 1060827

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 31, 2003 Issuer had 40,701,277 outstanding shares of Common Stock.

                                      INDEX

PART I: FINANCIAL INFORMATION

      Item 1. Financial Statements

            Balance Sheet (Unaudited) at May 31, 2003.

            Consolidated Statement of operations (Unaudited) for the three and six months ended May 31, 2003 and May 31, 2002 and from inception (December 24, 1997) to May 31, 2003.

            Consolidated Statements of cash flows (Unaudited) for the six months ended May 31, 2003 and May 31, 2002 and from inception (December 24,
            1997) to May 31, 2003.

            Notes to the Financial Statements (Unaudited)

      Item 2. Plan of Operations

PART II. Other Information

      Item 2. Sale of Unregistered Securities

      Item 6. Exhibits and Reports on Form

      SIGNATURES

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                                 AT MAY 31, 2003
                                   (UNAUDITED)

                                     Assets

Current Assets
     Cash and cash equivalents                                      $        15
     Notes Receivable - Related Party                                   623,254
     Other current assets                                                80,000
                                                                    -----------

       Total current assets                                             703,269
Property and equipment, net                                               4,690
Other Asset                                                                   1
                                                                    -----------
Total assets                                                            707,960
                                                                    ===========

                      Liabilities and Shareholder's Equity

Current Liabilities
     Accounts payable and accrued liabilities                           190,075
     Notes payable (principally related parties)                          3,068
                                                                    -----------

       Total current liabilities                                        193,143

 Shareholder's Equity
     Common Stock, $.0001 par value; authorized
          70,000,000 shares; issued and outstanding 40,701,277            4,070
     Warrants                                                         1,393,247
     Paid in Capital                                                  7,047,033
     Cost of Treasury Shares                                                100
     Deficit accumulated during the development stage                (7,929,633)
                                                                    -----------

       Total Shareholder's Equity                                       514,817
        Total liabilities and shareholder's equity                  $   707,960
                                                                    ===========

                   Read the accompanying significant notes to financial statements, which are an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDTAED STATEMENT OF OPERATIONS
            FOR THE 3 MONTHS AND 6 MONTHS ENDED MAY 31, 2003 AND 2002
             FROM INCEPTION (DECEMBER 24, 1997) THROUGH May 31, 2003
                                  (UNAUDITED)

                                                               Three Months                    Six Months              INCEPTION
                                                               Ended May 31,                                         (Dec. 24, 1997)
                                                           2003            2002           2003            2002          Through
                                                                                                                      May 31, 2003
                                                       ------------    ------------   ------------    ------------   --------------
Revenue:                                               $          0    $     65,628   $     47,630    $    185,786    $  1,118,848

Cost of Revenues                                                  0          32,096         24,352          72,250         603,563
                                                       ------------    ------------   ------------    ------------    ------------
                                                                  0          33,532         23,278         113,536         515,285

Operating expenses:
       Marketing                                             40,000              --        142,750              --       2,217,752
       Patent Rights                                             --              --             --              --       1,005,827
       Other Development Costs                                   --          32,400             --          32,400         921,177
       Rent                                                  14,650          19,100         29,300          42,700         381,555
       Travel                                                    --              --             --              --         234,859
       Selling, General and administrative expenses          25,569          83,791         38,731         122,967       1,481,341
                                                       ------------    ------------   ------------    ------------    ------------

          Total operating expenses                           80,219         135,291        210,781         198,067       6,242,511

 Income (Loss) before other income (expense)                (80,219)       (101,759)      (187,503)        (84,531)     (5,727,226)
                                                       ------------    ------------   ------------    ------------    ------------

Other income (expense) (Net):

       Interest income (expense) (net)                       10,720            (378)        10,717          (1,003)       (156,064)
       Writedown-leaseholds                                      --              --             --              --          (2,663)
       Writedown-other assets                                    --              --             --              --      (2,799,999)
       Gain (Loss) on disposition of shares                 666,285              --        691,285              --         681,738

                                                       ------------    ------------   ------------    ------------    ------------

         Total other income (expense)                       677,010            (378)       702,002          (1,003)     (2,276,988)
                                                       ------------    ------------   ------------    ------------    ------------

Net Income (Loss) before Minority Interest                  596,786        (102,137)       514,499         (85,534)     (8,004,214)

Minority Interest in net income (loss) of subsidiary             --           5,762         (2,582)         21,034         (74,581)
                                                       ------------    ------------   ------------    ------------    ------------

Net Income (loss)                                           596,786        (107,899)       517,081        (106,568)     (7,929,633)
                                                       ============    ============   ============    ============    ============

Basic weighted average common shares outstanding         40,513,705      38,907,622     39,888,642      35,742,836      28,499,639
                                                       ============    ============   ============    ============    ============

Basic Loss per common share                            $     0.0147    $    (0.0030)  $     0.0130    $    (0.0030)   $    (0.2782)
                                                       ============    ============   ============    ============    ============

Read the accompanying notes to financial statements, which is an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDTAED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED MAY 31, 2003 AND 2002
                        AND THE PERIOD FROM THE INCEPTION
                    (DECEMBER 24, 1997) THROUGH May 31, 2003
                                   (UNAUDITED)

                                                                                   Six Months                 Inception
                                                                                   Ended May 31,         (December 24, 1997)
                                                                             -----------------------           through
                                                                               2003          2002           May 31, 2003
                                                                             --------      --------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                            (517,081)     (106,568)         (7,929,833)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
             Depreciation and amortization                                      3,660        13,430             113,055
             Issuance of stock for services                                    14,000        46,350           1,799,379
             Issuance of note for other development costs                          --        32,400             817,226
             (subsequently converted to warrants)
             Interest expense settled with issuance of note
             (subsequently converted to warrants)                                  --            --              27,770
         Interest expense - related party                                       1,711         6,632              32,996
         Interest income - related party                                      (12,428)       (5,629)            (24,859)
         Write down note receivable                                                --            --              70,000
         Settlement of Subscription receivable for services                        --            --             256,250
         Sale of Investment in Subsidiary for services                             --            --              10,800
         Write down leaseables                                                     --            --               2,663
         Write down other assets                                                   --            --           2,799,999
         (Gain) Loss on disposition of shares of subsidiary                  (682,562)           --            (673,015)
Changes in Operating assets and liabilities:
             Receivables and other Assets                                      80,000       (52,853)            (22,511)
             Payables and Accrued Liabilities                                  14,595        24,969             190,075
                                                                             --------      --------          ----------

Net cash provided by/(used in) operating activities                           (63,943)      (41,269)         (2,530,005)

CASH FLOWS FROM INVESTING ACTIVITIES:

Bank Indebtedness                                                              (4,288)        4,610                  --
Purchase of Property and equipment                                                 --            --            (128,715)
Issuance of stock for subsidiaries cash balance                                    --            --              40,628
Repayment of subsidiary related party note receivable                              --            --              34,233
Collection of subsidiary share subscription receivable                             --            --              83,331
Minority interest portion of net income/(loss) of subsidiary                   (2,582)       21,034             (74,581)
Deposits on future acquisitions                                                    --            --          (1,000,000)
                                                                             --------      --------          ----------

Net cash provided by/(used in) investing activities                            (6,870)       25,644          (1,045,104)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable, principally related parties                                    3,000            --           1,371,245
  Issuance of stock                                                            67,828        15,625           1,023,864
  Contribution to Paid in Capital                                                  --            --           1,165,000
                                                                             --------      --------          ----------

Net cash provided by/(used in) financing activities                            70,828        15,625           3,560,109
                                                                             --------      --------          ----------

Net increase (decrease) in cash and cash equivalents                               15            --                  15
Cash and cash equivalents, beginning of period                                     --            --                  --
                                                                             --------      --------          ----------
Cash and cash equivalents, end of period                                           15            --                  15
                                                                             ========      ========          ==========

Supplemental Schedule of noncash investing and financing activities:

On February 28, 2000, the company issued 4,644,156 warrants to settle the following related party notes:

      Notes payable (principally related parties) (net of discount)   1,172,648
      Long-term debt, less current portion (net of discount)            104,031
      Current portion of long term debt (net of discount)                88,800
      Current year interest expense                                      27,770
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

On March 5, 2003 the company divested itself of 30,700,000 common shares of its former subsidiary for a medical ASP and a $ 700,000 note receivable.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                  MAY 31, 2003

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

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net income of $596,786 and $ 517,081 for the three months and six months ended May 31, 2003 as well as reporting net losses of $(7,929,633) from inception (December 24, 1997) to May 31, 2003. As reported on the statement of cash flows, the Company had negative cash flows from operating activities of $ 63,943 for the six months ended May 31, 2003 and has reported deficient cash flows from operating activities of $ 2,530,005 from inception (December 24, 1997). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $ 1,023,864 and short term debt $ 1,371,245 which is principally related party debt.

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

NOTE 6 - STOCKHOLDER'S EQUITY

Between December 5th, 2002 and February 28, 2003 the company sold 426,250 shares of common stock pursuant to Regulation S. Of these, 200,000 shares were in settlement of marketing expenses. Between March 24th 2003 and May 5th 2003 the company sold 1,130,332 shares of common stock pursuant to Regulation S.

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

NOTE 8 - OTHER ASSETS

On October 9, 2001, Millenia Hope acquired a 68% interest in assets, comprised of land, plant and equipment located in Brazil to be used in the production of MalarexTM. The purchase price was $500,00 cash, 7 million Millenia Hope shares and 1 million non-registered common shares of its subsidiary, Sword Comp-Soft Corp, that were owned by Millenia. These assets were to have been transferred to a newly formed corporation to be owned 68% by the company by October 7, 2002. As this has not yet occurred and due to the fact that Millenia does not yet have legally registered ownership in the facility, the company has written down assets to $1.

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

Liquidity and cash flow needs of the company

From December 1st, 2002 to May 31, 2003 the company and its subsidiary until March 5, 2003, incurred operating and interest expenses in the amount of $224,416 while recording net cash revenues of $47,630. from June 1st, 2003 to November 30th, 2003, the fiscal year end, the company anticipates that its net cash flow needs, will be $250,000 primarily to cover day today operating expenses. These funds will be covered by revenue received and any shortfalls will be met by the officers and certain shareholders as previously outlined.

Part II other information

Item 2: Sales of Unregistered securities

Date of         Title of         Number    Consideration    Exemption from
Sale            Security         Sold      Received         Registration claimed

12/05/2002    common shares     200,000        $14,000      Regulation S
                                           in settlement
                                           of marketing
                                              expenses

2/28/2003     common shares     226,250        $11,312      Regulation S
3/24/2003     common shares     861,335        $43,066      Regulation S
5/5/2003      common shares     268,997        $13,450      Regulation S

(b)   Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Millenia Hope Inc.
                                           (Registrant)


Dated July 15, 2003                     By: /s/ Leonard Stella
                                            Chief Operating officer