Form 10-Q/A
period 2003-05-31
MILLENIA HOPE INC
filed 2003-07-25
CIK 1060827

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

                                        Millenia Hope Inc.
                                           (Registrant)


Dated July 15, 2003                     By: /s/ Leonard Stella
                                            Chief Operating officer

                                  CERTIFICATION

I, George Tsoukas certify that:

      1.    I have reviewed this quarterly report on Form 10-Q of Millenia Hope
            Inc.

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepaid;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") ; and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


July 15, 2003                                     /s/ George Tsoukas
----------------                                  -----------------------------
Date                                              George Tsoukas
                                                  Chairman of the Board
                                                  (Principal Executive Officer)

                                  CERTIFICATION

I, Leonard Stella certify that:

      1.    I have reviewed this quarterly report on Form 10-Q of Millenia Hope
            Inc.

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepaid;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") ; and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


July 15, 2003                                    /s/ Leonard Stella
----------------                                 ------------------------------
Date                                             Leonard Stella
                                                 Chief Operating Officer
                                                 (Principal Financial Officer)

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
            PURUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, George Tsoukas, the principal executive officer (Chairman of the Board) of Millenia Hope Inc. (the "Company"), hereby certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. the Form 10-Q of the Company for the quarter ended May 31, 2003 (the "Form 10-Q"), fully complies with requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o
            (d)); and

      2. the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


July 15, 2003                                        /s/ George Tsoukas
-------------                                        ---------------------------
   Date                                              Chairman of the Board
                                                     Principal Executive Officer

A signed original of this written statement required by Section 906, or other documents authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Millenia hope Inc. and will be retained by Millenia Hope Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
            PURUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Leonard Stella, the principal financial officer (Chief Operating Officer) of Millenia Hope Inc. (the "Company"), hereby certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      3. the Form 10-Q of the Company for the quarter ended May 31, 2003 (the "Form 10-Q"), fully complies with requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o
            (d)); and

      4. the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


July 15, 2003                                        /s/ Leonard Stella
-------------                                        ---------------------------
  Date                                               Chief Operating Officer
                                                     Principal Financial Officer

A signed original of this written statement required by Section 906, or other documents authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Millenia hope Inc. and will be retained by Millenia Hope Inc. and furnished to the Securities and Exchange Commission or its staff upon request.