Form 10QSB
period 2003-08-31
MILLENIA HOPE INC
filed 2003-10-15
CIK 1060827

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 31, 2003 Issuer had 41,556,747 outstanding shares of Common Stock.

                                      INDEX

PART I: FINANCIAL INFORMATION

     Item 1. Financial Statements

         Balance Sheet (Unaudited) at August 31, 2003.

         Consolidated Statement of operations (Unaudited) for the three and nine months ended August 31, 2003 and August 31, 2002 and from inception (December 24, 1997) to August 31, 2003.

         Consolidated Statements of cash flows (Unaudited) for the nine months ended August 31, 2003 and August 31, 2002 and from inception (December 24, 1997) to August 31, 2003.

         Notes to the Financial Statements (Unaudited)

      Item 2. Plan of Operations

PART II. Other Information

     Item 2. Sale of Unregistered Securities

     Item 6. Exhibits and Reports on Form

     SIGNATURES

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                               AT AUGUST 31, 2003
                                   (UNAUDITED)

                                     Assets

Current Assets
     Cash and cash equivalents                                      $       350
     Notes Receivable - Related Party                                   636,196
     Other current assets                                                40,000
                                                                    -----------

       Total current assets                                             676,546
Property and equipment, net                                               4,430
Other Asset                                                                   1
                                                                    -----------
Total assets                                                            680,977
                                                                    ===========

                      Liabilities and Shareholder's Equity

Current Liabilities
     Accounts payable and accrued liabilities                           196,615
     Notes payable (principally related parties)                         10,959
                                                                    -----------

       Total current liabilities                                        207,574
                                                                    -----------

 Shareholder's Equity
     Common Stock, $.0001 par value;
         Authorized 70,000,000 shares;
        issued and outstanding 41,556,747                                 4,156
     Warrants                                                         1,393,247
     Paid in Capital                                                  7,093,471
     Cost of Treasury Shares                                                100
     Deficit accumulated during the
      development stage                                              (8,017,571)
                                                                    -----------

       Total Shareholder's Equity                                       473,403
        Total liabilities and shareholder's equity                      680,977
                                                                    ===========

Read the accompanying significant notes to financial statements, which are an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
       FOR THE THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 2003 AND 2002
           FROM INCEPTION (DECEMBER 24, 1997) THROUGH AUGUST 31, 2003
                                   (UNAUDITED)

                                                              Three Months                  Nine Months              Inception
                                                            Ended August 31,              Ended August 31,      (December 24, 1997)
                                                       --------------------------    --------------------------       through
                                                           2003           2002           2003           2002      August 31, 2003
                                                       -----------    -----------    -----------    ----------- -------------------

Revenue:                                                         0        131,800         47,630        317,586       1,118,848
Cost of Revenues                                                 0         35,664         24,352        107,914         603,563
                                                       -----------    -----------    -----------    -----------     -----------
                                                                 0         96,136         23,278        209,672         515,285
Operating expenses:
    Marketing                                               40,000         56,174        182,750         56,174       2,257,752
    Patent Rights                                               --             --             --             --       1,005,827
    Other Development Costs                                     --             --             --         32,400         921,177
    Rent                                                    14,650         21,696         43,950         64,396         396,205
    Travel                                                      --             --             --             --         234,859
    Selling, general and administrative expenses            44,104         96,690         82,835        219,657       1,525,445
                                                       -----------    -----------    -----------    -----------     -----------

        Total operating expenses                            98,754        174,560        309,535        372,627       6,341,265

Loss before other income (expense)                         (98,754)       (78,424)      (286,257)      (162,955)     (5,825,980)

Other income (expense) (Net)
       Interest income (expense) (Net)                      10,816           (189)        21,533         (1,192)       (145,248)
Writedown leaseholds                                            --             --             --             --          (2,663)
Writedown other assets                                          --             --             --             --      (2,799,999)
Gain (loss) on disposition of shares                            --         51,375        691,285         51,375         681,738
                                                       -----------    -----------    -----------    -----------     -----------

        Total other income (expense)                        10,816         51,186        712,818         50,183      (2,266,172)
                                                       -----------    -----------    -----------    -----------     -----------
Net Income (Loss) before Minority Interest                 (87,938)       (27,238)       426,561       (112,772)      8,092,152

Minority Interest in Net Income (Loss) of Subsidiary            --         20,807         (2,582)        41,841         (74,581)
                                                       -----------    -----------    -----------    -----------     -----------

Net Income (Loss)                                          (87,938)       (48,045)       429,143       (154,613)     (8,017,571)
                                                       ===========    ===========    ===========    ===========     ===========

Basic weighted average common shares outstanding        41,556,747     36,845,681     41,000,796     36,349,895      31,703,456
                                                       ===========    ===========    ===========    ===========     ===========

Basic Income (Loss) per common share                   $   (0.0021)   $   (0.0013)   $    0.0105    $   (0.0043)    $   (0.2529)
                                                       ===========    ===========    ===========    ===========     ===========

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR NINE MONTHS ENDED AUGUST 31, 2003 AND AUGUST 31, 2002
           FROM INCEPTION (DECEMBER 24, 1997) THROUGH AUGUST 31, 2003
                                   (Unaudited)

                                                                                                          Inception
                                                                              Nine Months             (December 24, 1997)
                                                                     Ended Aug 31      Ended Aug 31        through
                                                                         2003             2002          August 31, 2003
                                                                     ------------      ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                    $    429,143      $   (154,613)     $ (8,017,771)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
    Depreciation and amortization                                           3,920            20,145           113,315
    Issuance of stock for services                                         39,000            96,839         1,839,294
    Issuance of note for other development costs                               --            32,400           817,226
    (subsequently converted to warrants)
    Interest expense settled with issuance of note                             --                --            27,770
    (subsequently converted to warrants)
          Interest expense - related party                                  1,837             9,757            33,122
          Interest income - related party                                 (23,370)           (8,565)          (35,801)
    Writedown note receivable                                                  --                --            70,000
    Settlement of subscription receivable for services                         --                --           256,250
    Sale of investment in subsidiary for services                              --                --            10,800
    Writedown leaseholds                                                       --                --             2,663
    Writedown other assets                                                     --                --         2,799,999
    (Gain) Loss on disposition of shares of subsidiary                   (682,562)               --          (673,015)
Changes in Operating assets and liabilities:
    Receivables and other Assets                                          118,000           (86,645)           15,489
    Payables and Accrued Liabilities                                       21,135            31,704           196,615

                                                                     ------------      ------------      ------------
Net cash provided by/(used in) operating activities                       (92,897)          (58,978)       (2,543,944)

CASH FLOWS FROM INVESTING ACTIVITIES:

Bank Indebtedness                                                          (4,288)            1,512                --
Purchase of Property and equipment                                             --                --          (128,715)
Issuance of stock for subsidiary's cash balance                                --                --            40,628
Repayment of subsidiary related party note receivable                          --                --            34,233
Collection of subsidiary share subscription receivable                         --                --            83,331
Minority interest portion of net income (loss) of subsidiary               (2,582)           41,841           (74,581)
Deposits on future acquisitions                                                --                --        (1,000,000)
                                                                     ------------      ------------      ------------

Net cash provided by/(used in) investing activities                        (6,870)           43,353        (1,045,104)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable, principally related parties                               10,765                --         1,379,010
  Issuance of stock                                                        89,352            15,625         1,045,388
  Contribution to Paid in Capital                                              --                --         1,165,000
                                                                     ------------      ------------      ------------

Net cash provided by/(used in) financing activities                       100,117            15,625         3,589,398
                                                                     ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                          350                --               350
Cash and cash equivalents, beginning of period                                 --                --                --
                                                                     ------------      ------------      ------------

Cash and cash equivalents, end of period                             $        350                --      $        350
                                                                     ============      ============      ============

Supplemental Schedule of noncash investing and financing activities:

On February 28, 2000, the company issued 4,644,156 warrants to settle the following related party notes:

Notes payable (principally related parties) (net of discount)           1,172,648        1,172,648
Long -term debt, less current portion (net of discount)                   104,031          104,031
Current portion of long term debt ( net of discount)                       88,800           88,800
Current year interest expense                                              27,770           27,770
                                                                     ------------     ------------
                                                                        1,393,249        1,393,249

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 AUGUST 31, 2003
                                   (Unaudited)

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

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2003
                                   (Unaudited)

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

The company also recognized revenue from its former subsidiary, providing technology related services, such as internet site hosting and software consulting. Revenue is recognized when the service is performed.

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

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $ (87,938) for the three months ended August 31, 2003 and net income of $426,561 for the nine months ended August 31, 2003 as well as reporting net losses of $( 8,017,571 ) from inception (December 24, 1997) to August 31, 2003. As reported on the statement of cash flows, the Company had negative cash flows from operating activities of $ (92,897) for the nine months ended August 31, 2003 and has reported deficient cash flows from operating activities of $(2,543,944) from inception (December 24, 1997). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $ 1,045,388 and short-term debt $ 1,379,010 which is principally related party debt.

Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long-term relationships with other major organizations to develop and distribute the product Malarex. Management anticipates generating revenue through the sales of Malarex(TM) during the next fiscal year. The major shareholder's of the organization have committed to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead.

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

NOTE 6 - STOCKHOLDER'S EQUITY

Between December 5th, 2002 and February 28, 2003 the company sold 426,250 shares of common stock pursuant to Regulation S. Of these, 200,000 shares were in settlement of marketing expenses. Between March 24th 2003 and May 5th 2003 the company sold 1,130,332 shares of common stock pursuant to Regulation S. Between July 11, 2003 and August 29, 2003 855,470 shares of common stock were sold pursuant to Regulation S. Of these, 500,000 were in settlement of services.

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

The business objectives of Millenia are twofold. First and foremost is to establish MALAREX as an accepted control agent for the treatment and prevention of malaria throughout the world. Not only do we believe that MALAREX is an effective anti-malarial drug, it will also be made available at prices that are adapted to the realities of the third world market. The availability and pricing of MALAREX, we believe, will ensure its acceptability and use in the fight against malaria. To this end the company is involved with ongoing clinical trials of MALAREX. As of February 28, 2003, Millenia Hope had received 10 sales authorizations from West African nations, Congo (Brazzaville) and Guinea (Conakry), Togo, Burundi, Central African Republic, Benin, Gabon, Chad, Senegal and Niger. We are awaiting sales authorizations from several other West African nations. Based on management's best estimates, Millenia hopes to sell up to 250,000 treatments of Malarex or $1,750,000 worth, by the end of fiscal 2003.

Millenia has adopted an extremely conservative sales forecast. In the face of anti-malarial drug resistance, the need for more effective treatments will continue to intensify. Once a network of local manufacturers and distributors capable of producing and supplying MALAREX are in place, the demand for MALAREX should increase commensurately.

It is estimated the demand for MALAREX will increase as it becomes one of the accepted choices in the fight against malaria. Millenia has chosen to remain conservative and has established a goal of capturing 2% ($200 million) of the marketplace within five years of its initial sales. According to the company's internal estimates, based upon it's knowledge of the industry, attaining this sales level will ensure the viability and profitability of the Company for its shareholders. No assurance can be given that the Company will meet its sales goals.

Secondly, Millenia is committed to ongoing research and development to expand the efficacy of MALAREX and its derivatives in fighting infectious diseases. As the company has not yet made any significant sales of its product, it is difficult for management to evaluate the growth curve of Product sales. However, given the market size and the need for viable and effective drugs, the Company believes that it will not have a problem generating sales thereby creating positive cash flow once further authorizations and its initial sales orders have been obtained.

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

Cibecol, which has been in business for over 20 years, operates one of the largest phyto-pharmaceutical plants in southern Brazil. In addition to producing voacamine, the active agent in Malarex, Cibecol continues to produce its own group of 61 natural medicines that are currently being Marketed in Brazil. This acquisition is a key step forward toward Millenia's goal of becoming a vertically integrated producer and distributor of Malarex. As Millenia has not yet legally registered its ownership of these assets, the company has listed them on its Balance Sheet at $1.

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

Liquidity and cash flow needs of the company

From December 1st, 2002 to August 31, 2003 the company and its subsidiary until March 5, 2003, incurred operating and interest expenses in the amount of $333,887 while recording net cash revenues of $ 47,630 from September 1st, 2003 to November 30th, 2003, the fiscal year end, the company anticipates that its net cash flow needs, will be $ 125,000 primarily to cover day today operating expenses. These funds will be covered by revenue received and any shortfalls will be met by the officers and certain shareholders as previously outlined.

Part II other information

Item 2: Sales of Unregistered securities

Date of         Title of        Number      Consideration      Exemption from
Sale            Security        Sold        Received        Registration claimed

12/05/2002    common shares    200,000      $14,000             Regulation S
                                            in settlement
                                            of marketing
                                            expenses

2/28/2003     common shares    226,250      $11,312             Regulation S
3/24/2003     common shares    861,335      $43,066             Regulation S
5/5/2003      common shares    268,997      $13,450             Regulation S
7/11/2003     common shares     40,000      $ 2,000             Regulation S
7/31/2003     common shares    125,000      $10,000             Regulation S
8/15/2003     common shares    500,000      $25,000             Regulation S
                               in settlement of services
8/29/2003     common shares    190,470      $ 9,524             Regulation S

(b)   Reports on Form 8-K

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Millenia Hope Inc.
                                  (Registrant)


Dated October 15, 2003                     By: /s/ Leonard Stella
                                               ------------------
                                               Chief Operating officer