Form 10KSB
period 2003-11-30
MILLENIA HOPE INC
filed 2004-03-18
CIK 1060827

MILLENIA HOPE INC.
                               Filing Type: 10KSB
                           Description: Annual Report
                           Filing Date: March 18, 2004
                          Period End: November 30, 2003

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

For the fiscal year ended November 30, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ESCHANGE ACT OF 1934

For the transition period from____________ to _______________

Commission file number ___________________

                               MILLENIA HOPE INC.
                 (Name of small business issuer in its charter)

           Delaware                                     98-0213 828
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

   4055 St. Catherine West, Suite 151                     H3Z 3J8
           Montreal, Quebec                               Zip Code
(ADDRESS OF principal Executive Offices)

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

Yes |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year: $2,500 As of November 30, 2003, the aggregate market value of the issuer's common stock based on its reported last sale price on the OTC Bulletin Board) held by non-affiliates of the issuer was approximately $2,582,131. At November 30, 2003 50,585,517 shares of issuer's common stock were outstanding.

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

(b)   Business of Issuer

MILLENIA was formed to further develop and distribute an anti-malarial drug formerly known as "ASPIDOS" now called MMH MALAREX(TM) (the "Product"). As disclosed later, the Company has also acquired the rights to another anti-material agent, strychnos mytroides, although we are not currently pursuing the project.

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

Malaria is a disease that is caused by a parasite that involves the red blood cells of humans. The parasites are ingested, primarily, by the female mosquito when feeding on an infected person's blood and then spread when biting another person. Once inside the mosquito, the parasites migrate to the salivary glands where they are free to be transmitted with the next bite.

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

As per the Malaria Foundation International (2004), malaria now kills more people than it did 3 decades ago. The WHO has made the roll back of Malaria, by 50% during the decade ending 2011, one of its 4 major objectives of the current decade.

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

Chloroquine (Aralen is the brand name of Sanofi Synthelab Inc.) , was first used in the 1940's and is a weekly treatment. Today it is manufactured by all the major pharmaceutical companies. The first cases of resistance were found in South America and South East Asia in the early 60's and it is now practically ineffective almost everywhere. However it is still the most widely used anti-malarial treatment in Africa as it is the cheapest drug available.

Sulfadoxone / pyrimethamine (Fansidar is the brand name of Roche), was developed in the 1960's. The treatment consists of three doses taken together in one day. Today, this drug is manufactured by a number of pharmaceutical companies; the Fansidar trademark belongs to Hoffman LaRoche. Despite widespread resistance in South East Asia and parts of South America, it is starting to become the first line of treatment in some African countries where chloroquine resistance is even more widespread.

Mefloquine (Lariam is the brand name of Roche), was developed by the U.S. army in the early 1980's and commercialized by Hoffman LaRoche. Resistance has been observed since the early 1980's, particularly in the South East Asian countries.

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

Currently, drugs based on new compounds are being tested. The aforementioned information was reported in the Malaria Foundation Fact Pack, updated as of February 2004,, Section 8. The Fact Pack can be found at www.malaria.org.

An analysis of the current problems being experienced with the available drugs as listed by the Malaria Foundation Fact Pack and summarized above leads to the conclusion that all of the above families of anti-malarial agents have the same problem in common: the resistance developed by malaria to a greater or lesser degree to each of the above mentioned drugs.

As per a study done by the Center for Disease Control (CDC) in Atlanta, Georgia,
(2001), there is up to 70% resistance to three most likely used anti-malarials in West Africa, Chloroquine, Sulfadoxone and Mefloquine. It is imperative to develop new anti-malarial drugs to fight the problem of parasitic resistance to the drugs currently being used.

PRODUCT HISTORY

MMH MALAREX(TM)

The Pau Pereira is a tropical rain forest tree that exists in over 100 different species. These trees, having healing properties, have been used by indigenous healers in Brazil, over the centuries to cure an assortment of ailments.

The final refining process, using the species called Peschiera Fuchsiaefolia found in Brazil and Madagascar, was successfully implemented by the research team of Silvia Rossi and Guiseppe Motta, operating in Europe in 1997. Thereafter, Millenia bought all rights to MMH MALAREX(TM) from the co-owners of the patent applications, Mr. Rossi and Mr. Motta on January 7, 1998. Currently, Millenia has been given the authorization to sell MMH MALAREX(TM) in 10 West African countries, Guineau (Conakry), and Congo (Brazzaville), Togo, Benin, Burundi, Central African Republic, Gabon and Chad, Niger and Cameroon as well as the Carribean nation of the Dominican Republic.

Extracted from natural sources, MMH MALAREX(TM) is not a synthetically derived drug. Based on our testing of MMH MALAREX(TM) we have found that it is a product that needs no other catalysts or chemicals in the manufacturing stage. MMH MALAREX(TM) has had successful tests in the treatment of malaria and is continuing with further ongoing tests to allow it to continue to receive further selling authorizations and to improve the efficacy and usefulness of the product.

Throughout in-vitro (cultured cell-tests) and in-vivo (live trials) tests (see Test Results), no serious side effects were detected. When treated with MMH MALAREX(TM) there was no need to take post treatment vitamins or other additives for restructuring the immune system. Moreover, because of its immune-modulatory properties (see test results - Journal of Natural Products vol. 57 November
1994), the extract is non-allergenic and non habit forming. Currently, MMH MALAREX(TM) (Voacamine) is produced in capsule form.

In 2001 Millenia acquired an interest in the assets of Cibecol Industrial Farmaceutica Ltda (see note 6 to the Financial Statement). Cibecol, one of the largest phyto-pharmaceutical plant in Southern Brazil, operates a 20,000 square foot manufacturing facility and also owns 82 hectare of arable land, located, in Porto Allegre, Brazil. Millenia will use the Brazilian facility for the production of voacamine, the active agent in MMH MALAREX(TM). Brazil is one of the major sources of the raw material, Peschiera Fuchsiaefolia, needed to produce MMH MALAREX(TM).

The encapsulation and packaging of MMH MALAREX(TM) is done by Ropack, a HACCP, CGMP and ISO 9002 firm in Montreal, Canada. Sufficient raw material exists to ensure the supply required to meet and surpass our sales objectives and to meet expected demand for the foreseeable future. The current product requires no more development and will be manufactured and sold in its current state.

STRYCHNOS

As per the business statement of the company (see Business of Issuer, pg. 1), on June 1, 1999 the company acquired from Mr. Silvio Rossi, one of the co-discoverers of MMH MALAREX(TM), the patent rights to the anti-malarial agent STRYCHNOS MYTROIDES (to be known as STRYCHNOS). The patent rights to STRYCHNOS were solely owned by Mr. Rossi.

At the present time, the company is not pursuing an active course of action with regard to the STRYCHNOS patent. Once MMH MALAREX(TM) has been established in the market place, given the availability of funds and management's strategic planning at the time, the company will determine if it is in its best interest to devote resources to actively develop STRYCHNOS.

MARKET SIZE

According to the World Health Organization (2002), malaria risks of varying degrees exist in 100 countries and territories. Estimates of populations at risk within these 100 countries total in excess of 2.3 billion people or 40% of the world's population.

The WHO estimates 1.5-2.7 million deaths from malaria of which approximately 850,000- 1,500,000 are caused by P. Falciparum. In addition to the reported cases of contracted malaria, control programs dispense medication for the prevention of malaria in the amount of a further 70 million plus complete treatments annually.

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

DISTRIBUTION AND PRICING

Millenia's objective is to see that MMH MALAREX(TM) is made available to as many people, as quickly as possible. In order to accomplish this goal, Millenia will initially rely upon already existing distribution networks. Through a realistic pricing strategy, Millenia intends to make MMH MALAREX(TM) available at prices that are, for a new anti-malarial agent with no parasitic resistance, competitive with the cost of other comparable drugs currently used in the treatment of malaria. This will facilitate MMH MALAREX(TM)'S entry into the marketplace. Even within this pricing structure, the Company will generate earnings that will allow for future growth and a substantial return on our stakeholders' investment.

Millenia is currently poised to begin selling MMH MALAREX(TM) in significant quantities. To this end, it is in the final stages of negotiations with several countries to sell MMH MALAREX(TM) to them.

PATENTS AND OTHER RIGHTS PURCHASED

Millenia has purchased the patent rights and all other rights to MMH MALAREX(TM) and STRYCHNOS, as well as all its attended research and development data, from the commencement of initial research to the extraction of the drug. In the future, as other products are developed and come on line or are purchased, Millenia will take all necessary steps to see that its product have the full measure of legal protection. Furthermore; should there be any questions of infringement on its proprietary rights, Millenia will be aggressive in asserting its legal position.

Currently, its 2 anti-Malarial drugs, MMH MALAREX(TM) and STRYCHNOS, are protected under patent applications filed covering their development. All the required documentation has been filed along with the patent applications. To the extent that Millenia is successful in having its application accepted as valid patents, the protection accorded is retroactive to the date of the original filings.

Subsequent to meetings and discussions held in 1997 it was agreed that Millenia would buy all rights to this product. This included but was not exclusive of Italian Patent applications, PCT (international) Patent Applications, all patents derived from the aforementioned, all priority rights and all commercial and non-commercial rights without limitation. No residual rights belong to the co-discoverers. An Italian patent Application registered MMH MALAREX(TM) on March 26, 1998 for use as an anti-malarial agent and any secondary medicinal uses that may be found in the course of testing or further research. PCT (International) Patent Application for the same usage was filed on March 25, 1999. An Italian Patent Application registered STRYCHNOS on June 1, 1999 for use as an anti-malarial agent specifically, but not limited to, for usage as an adjuvant to Chloroquine in fighting malaria. These three Patent applications have all been approved for study of their technical merits. This is the first stage acceptance culminating, hopefully, in the full patent being issued. After the application has been accepted for study, the patent granting authority in that jurisdiction do more in depth studies of the merit of the patent application based on its scientific validity and test results to date. Once they feel that the application has met the burden of proof for that particular patent request, the actual patent is granted. On September 26, 2000 Millenia's PCT (International) Patent Application for MMH MALAREX(TM) was accepted and Millenia has now commenced the process of registering its patent protection in the following 52 countries: the United States, Canada, Europe, Japan, the states served by the European Patent Office, the African Regional Industrial Property Organization (ARIPO) and the African Intellectual Property Organization (OAPI) as well as Brazil, India, Mexico, South Africa, Vietnam and Madagascar. As well, Millenia has made trademark applications for MMH MALAREX(TM) in these 52 countries.

TEST RESULTS

As reported in a study in the Journal of Natural Products Vol. 57 November 1994, under the auspices of the College of Pharmacy of the University of Illinois at Chicago, Voacamine acted to enhance the growth inhibition of multi-drug resistant cytotoxic cells present in certain malignant diseases such as Hodgkins.

Currently, the testing of Voacamine, the active ingredient in MMH MALAREX(TM) and the related costs of these tests, are being performed by several governments, not for profit organizations and research institutes with the sole goal of bringing to the market an effective anti-malarial drug.

Efficacy, Non-Toxicity Studies

Toxicity In-Vitro Study - University of La Spienza Rome, Institute of Superior Health of Rome - 1997 (Prof C. Galeffi, Prof. M. Nicoletti, Dr. P. Olliafo, Dr.
L. Turchetto and the World Health Organization)

      - IC 50 level reached at extremely low doses (proof of very low or non-toxicity levels)

Clinica Ospedada diAnchilo, Napula, Mozambique

      -     IC 50 level reached at very low doses of Voacamine

Efficacy In-Vitro, Ex-Vivo Study - McGill University Health Centre - 2000 (Professors Erwin Schurr, Di Flumeri)

      -     Substantial decrease in parasite replication and growth.

Toxicity In-Vivo Study (Sprague - Dawley rats) - ITR Laboratories - 2001

      - Single oral administration of MMH MALAREX(TM)- free of harmful effects at the very high dosage level of 2000 mg/kg.

Clinical Trials

Trial done by Dr. Francesco du Chaira - Clinic Ospedale di Anchilo, Nampula,
Mozambique:

      -     1998 - 74 patients suffering from Falciparum Malaria

      -     67 patients were completely cured after 4 days of treatments.

Trials done by Professor Same Ekobo, National Coordinator of Cameroon's Anti-Malarial Program and Director of the Center for Parasite Research in Yaounde, Cameroon, West Africa:

               Initial trial to establish treatment dosage levels

      -     November 1999 - 30 patients suffering from acute Falciparum Malaria.

      -     18 patients were completed cured after 4 days of treatments.

      - 12 patients - suffering from extremely elevated parasitic levels, saw a significant

      -     reduction from their previous levels.

      -     Side effects, 2 cases of nausea.

                  Follow-up trials

      -     September 2001, 17 patients suffering from acute Falciparum Malaria.

      -     All 17 patients were completely cured after 4 days of treatments.

      -     Side effects - 1 case of diarrhea, 1 of headache and 1 of dizziness.

      -     November 2001, 30 patients suffering from acute Falciparum Malaria

      -     All 30 patients were completely cured after 4 days of treatments.

      -     Side effects 1 case each of dizziness, headache and vomiting.

      - 96.6% of the patients were ready to take MMH MALAREX(TM)again should they incur another episode of malaria.

      -     2003, 102 patients suffering Falciparum Malaria

      -     Comparative test with Camoquine-coloquine based drug

      - Positive results achieved - full text of test results to be released only after publication of test in a peer reviewed journal.

      Trial done by Max Koula, National Co-ordinator of the Republic of Central Africa's anti-malarial program, Dr. Etienne Fernand Gbagba, Chief of Emergency Medical Services at Community Hospital in Bangui, Republic of Central Africa and Dr. Wilfred Nambei of the University of Bangui.

      -     February 2004, 31 patients suffering Falciparum Malaria

      - 93.5% of the patients exhibited positive clinical responses (per WHO guidelines) after 5 days of treatments

      -     Side effects - slight cases of dizziness, earaches and vomiting

                  Upcoming trials

Millenia, in conjunction with L'Organizacion Pan-American de la Salute, the Pan-American regional office of the World Health Organization (WHO), will be conducting clinical Human Trials in the Caribbean nation of the Dominican Republic, within the next 6 months.

Upon the successful completion of the aforementioned trial, Millenia will receive WHO approval for MMH MALAREX(TM) as a precursor to its receiving a finalized sales order from the Dominican Republic.

Millenia is currently in the midst of formulating the protocols for further studies and trials.

GOVERNMENT REGULATIONS

In order to safeguard their citizens, governments around the globe require extensive proof that a new drug is completely safe, within statistical parameters, before allowing it into the marketplace. Millenia, being cognizant of the above and of its own responsibility to the public, has collated the extensive laboratory and research data as well as the live trial tests for MMH MALAREX(TM) pursuant to its receiving the designation as a prescription drug.

PRODUCT LIABILITY

Any drug or pharmaceutical product poses, by its nature, some level of risk. Since drugs are widely disseminated among populations, all precautions must be taken to ensure that the potential risk of any drug is kept to the barest minimum. Since MMH MALAREX(TM) is an all natural products and not chemically produced, its potentially damaging side effects are minimized. This does not mean that no side effects might occur, even with the most rigorous testing standard applied, but rather that by their nature this compound is inherently less susceptible. This being noted, as the product has been authorized for use as an anti-malarial drug in 11 countries, the Company is negotiating with several liability insurance carriers to obtain the appropriate liability and product insurance commensurate with the statistical risk factors.

Acquisitions

On May 29, 2000, the company acquired thirty five million seven hundred thousand (35,700,000) shares of SWORD COMP-SOFT CORP., this being 76.5% of SWORD's outstanding shares at the time, at a cost of five million (5,000,000) common shares, and five million warrants (5,000,000), entitling the registered holder thereof to purchase one share of common stock at a price of two dollars ($2), expiring on May 29, 2003. This transaction was at arms length with a third party.

On March 5, 2003, Millenia divested its entire holding in Sword Comp-Soft, this being 30.7 million common shares. The aforementioned shares were tendered back to Sword Comp-Soft, in exchange for $700,000 U.S., due March 5, 2005, Sword's Medico Center site, Medico Research, any other related Medico ASP work and all the attended backup documentation, computer line code etc., all as per the agreement signed on March 5, 2003. As of February 2004, Sword owed Millenia approximately $516,000.

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

Millenia, under Dr. David Mulder, Millenia's Vice-Chairman, and Dr. Rene Morel, a member of our scientific committee, expects to introduce, in the future, a new product called 02-IV, oxygenated intravenous solutions. Intravenous solution recipients will now be able to derive a positive boost from the extra dose of oxygen delivered directly to their blood stream. As per the January 1999 article in the Canadian Journal of Health & Nutrition titled, "Oxygen Boosts Performance "(the benefits of additional oxygen for the body are numerous). The North American intravenous solution market, per estimates of Frost & Sullivan, is approximately $1.3 billion and the rest of the international market is about an additional $1.5 billion.

In October 2001 Millenia acquired 68% of the assets of Cibecol Industrial Farmaceutica for $500,000 in cash, 7 million shares of Millenia Hope common shares and 1 million common shares of Sword Comp-Soft., a former subsidiary of Millenia Hope, owned by Millenia.

Cibecol, incorporated and headquarted in Brazil and one of the largest phyto-pharmaceutical plants in Southern Brazil, operates a 20,000 square foot manufacturing facility and also owns 82 hectares of arable land, located, Porto Alegre, Brazil. Millenia will use the Brazilian facility for the production of Voacamine, the active agent in MMH MALAREX(TM).

As per the agreement between Millenia Hope Inc. and CIbecol Industrial Farmaceutica Ltda, the assets purchased by Millenia Hope from Cibecol were to have been transferred into a newly formed corporation, to be owned 68% by Millenia Hope and 32% by Cibecol Industrial or any Cibecol designeee, by October 7, 2002. As this never occurred and due to lapses of communication with Cibecol, Millenia has decided to write down its investment in Cibecol to $ 1 pending the legal registration of its assets in the name of a newly formed corporation to be 68% owned by Millenia. Management fully expects to properly and legally formalize its deal with Cibecol during the ensuing period.

Employees

At the current time the following eleven officers of the company are its only employees:

Dr. George Tsoukas - Chairman of the Board of Directors.

Is researching new projects and ideas and evaluating ongoing projects - chairs the board meetings and is involved with the scientific planning - Devotes 2 days per month to the Company - Resident of the city of Montreal.

Dr. David Mulder, Vice Chairman of the Board of Directors.

Along with Dr. Tsoukas, chairman of the Board, he assists in evaluating our projects and aiding our scientific planning. Currently involved in our research into the potential for oxygenated intravenous solutions. Devotes 1 day per month to the company. Resident of the City of Montreal.

Mr. Leonard Stella - Chief Executive Officer - Director.

Responsible for the day to day operations of the Company, strategic planning and operational coordination and the overall coordination of all scientific data, testing etc. Devoting full time to the company - resident of Montreal.

Mr. Yehuda Kops - Chief Operating Officer - Director.

Oversees all accounting functions, bank accounts, financial statements, cash flow projections, etc. and is involved with reporting requirements as well as long term strategic planning together with the CEO and CFO. Full time devoted to Company - resident of Montreal.

Mr. Hugo Valente - CFO - Director.

Responsible for Corporate compliance, financing of the operations, cost controls and budgeting, contract negotiations, as well as long term strategic planning. - Devotes full time - Montreal resident.

Mr. Raymond Roy - Executive VP - Director.

Responsible for Investor Relations, Coordination of public relations and monetary and fiscal management. Devotes full time- Montreal resident

Dr. Meir Sacks - Chief of Pharmacology.

Responsible for coordinating all medical and scientific testing, assessing any deficiencies in the scientific methodology of Millenia and rectifying them. Heads the Scientific Advisory Committee. Devotes 1 day a week to the company - resident of Pittsburgh, Pennsylvania.

Dr. Roger Kaantey - Senior Executive VP.

Responsible for the African continent for obtaining sales authorizations and homologations, marketing MMH MALAREX(TM) and finalizing sales orders. Full time devoted to the company - Montreal resident

Mr. Jacky Quan - VP Sales, Asia and South America

Responsible for Asia and South America and the Caribbean for obtaining sales authorizations and homologations, marketing MMH MALAREX(TM) and finalizing sales orders. Devotes part time to the company - Montreal resident.

Mr. Thomas Bourne - Secretary

Responsible for minute book, corporate filings, shareholder lists etc. Devotes 1 day every 2 or 3 weeks as needed. Resident of Boca Raton, Florida and is a self employed financial manager.

Mr. Jeffrey Brooks - VP Operations

Responsible for all phases of production and quality control of MMH MALAREX(TM) and other future products. Currently devotes 2 days a month to the company - Montreal resident.

In addition to its eleven officers, as part of its lease, the Company has access to secretarial services. None of the Company's employees belong to a union and the Company believes that its relations with its employees are good. The company knows of no conflicts of interest between any of its officers and the company.

Item 2. Description of Property.

The Company leases its corporate offices at 4055 St. Catherine Street, Suite 151, Montreal, Quebec at annual rental , including office expenses, of US $54,000 pursuant to the terms of a one year lease commencing Septemebr 1, 2003.

Item 3. Legal Proceedings

A Barbadian corporation sued Millenia Hope 2001 for 607,000 shares as compensation for work allegedly done. Millenia vigorously denies this and, together with its counsel, feels that the suit is baseless. No provision has been set up on the Balance Sheet for it and no further legal proceedings have taken place.

Item 4 Submission of Matters to a Vote of Security Holders

The Board of Directors has authorized the creation of 50 million preferred shares. As well, the authorized number of common shares has been authorized to be raised to 120 million shares from 70 million. These two measures will give the corporation more flexibility in attracting fresh capital. These aforementioned have not been sent for a vote of the holders of the common shares.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a) Market Information

The Company's Common Stock is currently quoted for trading on the OTC Bulletin Board under the symbol MLHP. The following table sets forth the range of quarterly, high and low sale prices for the Company's Common Stock from the inception of quotation during the fourth quarter of 1998 and for 1999 and 2000, 2001, 2002 and 2003. The quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Common Stock

                                        High                           Low
                                        ----                           ---
     1998

Fourth Quarter (initial trading)       $1.50                          $ .25

     1999

First Quarter                          $1.75                          $ .50
Second Quarter                         $2.00                          $1.12
Third Quarter                          $2.50                          $ .75
Fourth Quarter                         $1.45                          $ .43

   2000
First Quarter                          $1.12                          $ .50
Second Quarter                         $1.75                          $0.83
Third Quarter                          $1.50                          $ .85
Fourth Quarter                         $0.90                          $ .35

2001
First Quarter                          $0.76                          $0.35
Second Quarter                         $0.52                          $0.30
Third Quarter                          $0.49                          $0.27
Fourth Quarter                         $0.37                          $0.15

2002
First Quarter                          $0.26                          $0.19
Second Quarter                         $0.22                          $0.12
Third Quarter                          $0.15                          $0.07
Fourth Quarter                         $0.18                          $0.10

2003
First Quarter                          $0.17                          $0.06
Second Quarter                         $0.11                          $0.05
Third Quarter                          $0.08                          $0.04
Fourth Quarter                         $0.08                          $0.05

Of the 50,585,517 shares of common stock outstanding, 30,829,152 shares are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

(b)   Holders

As of November 30, 2003, there were over 1000 holders of the Company's common stock.

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

On January 24, 2002 the Company issued 125,000 shares at a price of $0.125 per share to individuals in settlement of general expenses pursuant to the exemption contained in Regulation S.

On February 14, 2002 the Company issued 100,000 shares at a price of $0.125 per share to individuals pursuant to the exemption contained in Regulation S.

On February 14, 2002 the Company issued 150,000 shares at a price of $0.125 per share to individuals in settlement of marketing services pursuant to the exemption contained in Regulation S.

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

On December 11, 2002, the Company issued 200,000 common shares in settlement of consulting fees for $14,000. The Company's share value at that date on the OTC Bulletin Board was $0.11 per share.

On February 5, 2003, the Company issued 226,250 common shares for $11,312. The Company's share value at that date on the OTC Bulletin Board was $0.06 per share.

On March 24, 2003, the Company issued 861,335 common shares for $43,066. The Company's share value at that date on the OTC Bulletin Board was $0.06 per share.

On May 15, 2003, the Company issued 268,997 common shares for $13,450. The Company's share value at that date on the OTC Bulletin Board was $0.08 per share.

On July 11, 2003, the Company issued 40,000 common shares in settlement of a note receivable for $2,000. The Company's share value at that date on the OTC Bulletin Board was $0.05 per share.

On August 15, 2003, the Company issued 500,000 common shares in settlement of consulting fees for $25,000. The Company's share value at that date on the OTC Bulletin Board was $0.05 per share.

On August 29, 2003, the Company issued 190,470 common shares for $9,524. The Company's share value at that date on the OTC Bulletin Board was $0.05 per share.

On September 22, 2003, the Company issued 125,000 common shares for $10,000. The Company's share value at that date on the OTC Bulletin Board was $0.07 per share.

On October 7, 2003, the Company issued 1,708,770 common shares 1,608,770 shares in settlement of marketing costs for $80,439 and 100,000 for $5,000. The Company's share value at that date on the OTC Bulletin Board was $0.05 per share.

On October 17, 2003, the company issued 20,000 common shares in settlement of notes receivable for $100. The Company's share value at that date on the OTC Bulletin Board was $0.05 per share.

On October 31, 2003, the Company issued 7,200,000 common shares in settlement of administrative salaries for $360,000 and 100,000 common shares in settlement of office expenses for $5,000. The Company's share value at that date on the OTC Bulletin Board was $0.05 per share.

      Warrants and Options

On February 28, 2000, the company issued 4,644,156 warrants, currently exercisable at $1.00 per share until November 30, 2004, to settle related party notes pursuant to the exemption contained in Regulation S.

Description of Securities.

(a) Common or Preferred Stock

The Company is authorized to issue 70 million shares to be raised to 120,000,000 shares of Common Stock,$0.0001 par value pursuant to a Board of Director's resolution but not yet voted on by the holders of the common shares, of which 50,585,517 shares were issued and outstanding as of the date hereof. Each outstanding share of Common Stock is entitled to one (1) vote, either in person or by proxy, on all matters that may be voted upon the owners thereof at meetings of the stockholders.

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

The company's Board of Directors authorized the Company to issue 50,000,000 preferred shares, $0.0001 par value. At present there are not yet any authorized shares. No preferred shares were issued and outstanding. This Board resolution has also not yet been presented for a vote of the holders of the common shares.

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

The business objectives of Millenia are twofold. First and foremost is to establish MMH MALAREX(TM) as an accepted control agent for the treatment and prevention of malaria throughout the world. We believe that MMH MALAREX(TM) is a highly effective anti-malarial drug, and will be made available at prices that are competitive for a new anti-malarial agent with no parasitic resistance. The availability and pricing of MMH MALAREX(TM), we believe, will ensure its acceptability and use in the fight against malaria. To this end the company is involved with ongoing clinical trials of MMH MALAREX(TM). As of February 29, 2004, Millenia Hope had received 10 sales authorizations from West African nations, Congo (Brazzaville) and Guinea (Conakry), Togo, Burundi, Central African Republic, Benin, Gabon. Chad, Niger and Cameroon and the Caribbean nation of the Dominican Republic. We are awaiting, sales authorizations from several other West African nations. Based on management's best estimates, Millenia hopes to sell in excess of 400,000 treatments of MMH MALAREX(TM) (or over $3 million US), by the end of fiscal 2004.

Millenia has adopted an extremely conservative sales forecast. In the face of anti-malarial drug resistance, the need for more effective treatments will continue to intensify. Once a network of local manufacturers and distributors capable of producing and supplying MMH MALAREX(TM) are in place, the demand for MMH MALAREX(TM) should increase commensurately.

It is estimated the demand for MMH MALAREX(TM) will increase as it becomes one of the accepted choices in the fight against malaria. Millenia has chosen to remain conservative and has established a goal of capturing 2% ($200 million) of the marketplace in five years. According to the company's internal estimates, based upon it's knowledge of the industry, attaining this sales level will ensure the viability and profitability of the Company for its shareholders. No assurance can be given that the Company will meet its sales goals.

Secondly, Millenia is committed to ongoing research and development, to expand the efficacy of MMH MALAREX(TM) and its derivatives in fighting infectious diseases. As the company has not yet made any significant sales of its product, it is difficult for management to evaluate the growth curve of product sales. However, given the market size and the recognized need, by the world's premier anti-malaria organizations (WHO, etc.) for new, viable and effective drugs, the Company believes that it will not have a problem generating sales, thereby creating positive cash flow, once the negotiations for its initial sales have been finalized.

On May 29, 2000, the company acquired thirty five million seven hundred thousand (35,700,000) shares of SWORD COMP-SOFT CORP., this being 76.5% of SWORD's issued capital, at a cost of five million (5,000,000) common shares, and five million warrants (5,000,000), entitling the registered holder to purchase one share of common stock at a price of two dollars ($2) expiring May 29, 2003. SWORD COMP-SOFT CORP. was an (ASP) Application Service Provider incorporated in November 1998 specializing in the E-Healthcare sector.

On March 5, 2003, Millenia divested its entire holding in Sword Comp-Soft, this being 30.7 million common shares. The aforementioned 30.7 million shares were tendered back to Sword Comp-Soft in exchange for $700,000 U.S., due March 5, 2005 and Sword's Medico Center site, Medico Research, any other related Medico ASP work and all the attended backup documentation, computer line code etc., all as per the agreement signed on March 5, 2003. As of February 28, 2004, Sword owed Millenia approximately $516,000.

The acquisition of Sword's medical ASP's and Medico Records will be highly beneficial in the future, as Millenia's Scientific Aadvisory Committee of M.D.s and P.H.D.s with a wide range of expertise, will greatly aid the company in bringing to the market medical ASPs.

In 2001 Millenia acquired 68% of the assets of Cibecol Industrial Farmaceutica Ltda. For $500,000 cash, 7 million shares of Millenia Hope common stock and 1 million common shares of Sword Comp-Soft Corp., Millenia's former subsidiary company. Cibecol, incorporated and headquarted in Brazil and one of the largest phyto-pharmaceutical plants in Southern Brazil, operates a 20,000 square foot manufacturing facility and also owns 82 hectares of arable land, located, Porto Alegre, Brazil. Millenia will use the Brazilian facility for the production of Voacamine, the active agent in MMH MALAREX(TM).

As per the agreement between Millenia Hope Inc. and CIbecol Industrial Farmaceutica Ltda, the assets purchased by Millenia Hope from Cibecol were to have been transferred into a newly formed corporation, to be owned 68% by Millenia Hope and 32% by Cibecol Industrial or any Cibecol designeee, by October 7, 2002. As this never occurred and due to lapses of communication with Cibecole, Millenia has decided to write down its investment in Cibecol to $ 1 pending the legal registration of its assets in the name of a newly formed corporation to be 68% owned by Millenia. Management fully expects to properly and legally formalize its deal with Cibecol during the ensuing period.

Millenia has incorporated a wholly owned Canadian subsidiary, Millenia Hope Pharmaceuicals Ltd. Millenia Pharmaceuticals will handle all marketing, distributing and sales of MMH MALAREX(TM). As well, Millenia Pharmaceuticals is investigating the ramifications and potentialities of building a research and production laboratory, to be located in the greater Montreal region, within the next 24 months.

Millenia will utilize the services of Ropack, an FDA approved, HACCP and cGMP Compliant and ISO 9002 certified corporation, to perform quality control and all encapsulating of MMH MALAREX(TM), conforming to U.S. and Canadian manufacturing standards and assure the highest possible level of quality via product analysis and homogeneity testing for MMH MALAREX(TM). This manufacturing facility, fully adhering to the highest quality standards of good manufacturing procedures, gives credence and assurance of the purity and safety of our final product. Ropack is accredited by both the U.S. and Canadian armies.

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

Millenia, under Dr. David Mulder, Millenia's Vice-Chairman, and Dr. Rene Morel, a member of our scientific committee, expects to introduce, in the future, a new product called 02-IV, oxygenated intravenous solutions. Intravenous solution recipients will now be able to derive a positive boost from the extra dose of oxygen delivered directly to their blood stream. As per the January 1999 article in the Canadian Journal of Health & Nutrition titled, "Oxygen Boosts Performance "(the benefits of additional oxygen for the body are numerous). The North American intravenous solution market, per estimates of Frost & Sullivan, is approximately $1.3 billion and the rest of the international market is about an additional $1.5 billion.

Year ended November 30, 2003 Compared to Year Ended November 30, 2002.

Total revenue for 2003 was $2,500 as compared to $362,599 in revenue for the same period in 2002 and associated costs for 2002 of $165,799. The drop in revenue is directly attributable to our having consulting revenue from our former subsidiary, Sword Comp-Soft, consolidated with Millenia in 2002 and not in 2003. In neither 2002 and 2003 did Millenia have any sales revenue from MMH MALAREX(TM).

Selling, general and administrative and amortization expenses were $198,613 for the year 2002. This represented an decrease of $95,466 to $103,147 for 2003. This decrease was attributable to removal of our former subsidiary's costs for 2003. In 2002 our auditors took a bad debt provision against Sword and Millenia accounts and notes receivable of $ 179,377. In 2003 Millenia had no accounts receivable.

We incurred other development costs of ($6,727) during 2003 as compared to $59,606 for the year 2002. This represents samples and testing expense to receive our sales authorizations in 2003 as opposed to higher patent and development costs in 2002.

We had marketing expenses of $231,098 in year 2003 and $443,383 in 2002. Our decreased expenses are due to the removal of Sword's $54,000 in expenses and a lessening of the expenditures on promoting the company.

In 2003, we paid two of our principal officers $360,000 in salaries via the issuance of common shares. No salaries were paid in 2002.

In 2002, we wrote off our investment in Cibecol Farmaceutica pursuant to our assets not being legally registered in Millenia's Corporate name. This caused a $2,799,999 expense in 2002 that does not appear in 2003.

As a result of the foregoing we incurred a net loss of $3,591,729 for the year 2002, compared to a loss of $44,153 for the year 2003.

Liquidity and Capital Resources

Net cash used in financing operating and investing activities from December 01, 2002, through November 30, 2003, was $0. At November 30, 2003, we had an accumulated deficit from operating activities of $2,493,989.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On February 25, 2004 we hired the firm of Richler, Tabac to be our accountants. The previous accountants, Richter, Usher and Vineberg, resigned and have no further business with Millenia Hope. There have been no disagreements with Richter, Usher and Vineberg or Richler, Tabac. Prior to our hiring of Richler, Tabac, there was no relationship at all between Millenia and Richler, Tabac.

Item 9.  Directors, and Executive Officers, of the Registrant.

(a) Directors and Executive Officers.

Name                           Age   Position
----                           ---   --------
George Tsoukas                 67    Chairman of the Board of
                                     Directors

David Mulder                   69    Vice-Chairman of the Board of Directors

Leonard Stella                 42    CEO - Director

Yehuda Kops                    49    COO - Director

Hugo Valente                   51    CFO - Director

Raymond Roy                    53    Executive VP - Director

Meir Sacks                     35    Chief Pharmaceutical Officer

Roger Kaantey                  48    Senior Executive VP

Jacky Quan                     35    VP - Sales, Asia and South America

Thomas Bourne                  59    Secretary

Jeffrey Brooks                 58    VP Operations

Thomas Treichler               59    Director

Dr. George Tsoukas, Chairman of the Board of Directors.

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

Mr. Leonard Stella, CEO, Director.

Mr. Stella has a Bachelor of Arts from McGill University, and received his Graduate Diploma in Administration from Concordia University in 1986. In 1987 Mr. Stella founded and operated a residential and commercial property developer, Dominion Certified Development. In 1991, he founded Trans-Immobilia, a residential property company that he continues to run. In 1998 he became one of the founding partners and is now the Chief Executive Officer of Millenia Hope.

Mr. Yehuda Kops, Chief Operating Officer, Director

Bachelor of Commerce (distinction) - McGill University (1974), Diploma in Management McGill (1976). In 1976 he received his Chartered Accountancy degree from the Order of Chartered Accountants of Canada. From 1978 until 1999, Mr. Kops practiced in public accounting, running his own firm specializing in accounting and finance, for small and medium sized enterprises. In 1999 he joined Millenia as their chief internal accountant and has since become Chief Operating Officer. Mr. Kops has expertise in financial analysis, due diligence and compliance work. To Millenia he brings a broad knowledge of its overall operations and an ability to assimilate the fiscal and operational situation, as well as his experience in dealing with the SEC, external auditors and corporate counsel.

Hugo Valente, CA, CFO - Director.

After completing his Bachelor of Commerce degree (1971) from Concordia University, he attended McGill University and attained his CA degree (1974). He was an auditor with a Big 8 accounting firm and from 1981-2003 worked in a senior executive capacity for companies in the financial services industry. Mr. Valente has successfully built a number of companies in Canada to be leaders in their market sectors and created substantial value for shareholders. Mr. Valente brings to Millenia a wealth of experience in systems, controls, corporate finance, management, contract negotiations and corporate compliance. Mr. Valente will be Millenia's Chief Compliance Officer.

Mr. Raymond Roy, Executive VP - Director.

After completing his studies in accounting and finance in 1974, Mr. Roy received his Canadian Securities License in 1975, Mr. Roy has worked in the financial industry, from 1971-1994, as a senior trader and department head for various Banks and Investment Dealers. Since 1995, Mr. Roy has been self-employed as a trader in the financial derivatives markets for the Montreal Stock Exchange and as a consultant to Millenia Hope. Mr. Roy brings his solid experience in the many aspects of the industry, sales, trading, corporate finance, marketing, portfolio management and restructuring of operations to Millenia Hope.

Dr. Meir Sacks, Chief of Pharmacology

Dr. Sacks received his PhD in Biochemical Genetics from West Virginia University. Dr. Sacks worked for Immuno Therapy Corporation of Los Angeles as a research consultant, from 1997-1998, on anti hcg vaccine. From 1998 to 2001, he worked for Arkios Bio-development of Pittsburgh as their director of scientific evaluation, responsible for analyzing the scientific value and commercial viability of all projects presented to the corporation. From 2001 to the present, Dr. Sacks has been involved in ongoing research in the following areas (amongst other research subjects he is currently pursuing): antioxidants, blood diagnostics and vitamin level analysis. He is also the co-author of numerous scholarly works and has received a number of academic and corporate grants to fund his research. A member of Millenia's Scientific Advisory Committee since 2000, Dr. Sacks joined its management, as Chief of Pharmacology, and head of its Scientific Advisory Committee in 2003.

Dr. Roger Kaantey, Senior Executive VP

Dr. Kaantey received his Bachelor of Science from Lycee Chaminade de Brazzaville, Congo (1973) his license as an M.D. from the Universite de Montpellier, France (1983) and his specialization in cardiovascular and thoracic medicine from the same institution (1988). From 1988-1993 he practiced medicine at the Hospital Center of the Universite de Brazzaville. From 1993-1998 Dr. Kaantey sat in the Congolese parliament as the head of the P.L.C. (Parti Liberal de Congo). In 1999 he joined Millenia Hope and is currently its Senior Executive Vice President. Dr. Kaantey is responsible for the African continent, Millenia's key area of interest to market its anti-malarial agent, MMH MALAREX(TM). To date, Dr. Kaantey has been successful in obtaining 10 African selling authorizations and expects, in the very near future, to conclude sales of MMH MALAREX(TM) to several of the aforementioned countries.

Mr. Jacky Quan VP - Sales for Asia and South America

Mr. Quan, an international businessman active in the capital markets for funding of start up companies, has extensive ties and relationships in the Asian marketplace, specifically with the Vietnamese and Chinese communitites and the Hispanic markets of the Caribbean and South America.

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

Mr. Jeffrey Brooks- V.P. Operations.

Bachelor of Science, Chemistry and Microbiology - McGill (1970). Mr. Brooks, a biotech and pharmaceutical projects manager, has a vast and varied knowledge of the pharmaceutical business, cutting a wide swath across some of the largest5 layers in the industry. He has worked for and consulted to, among others, AHP Wyeth -Ayest, Merck Frost, Abbot Laboratories Ltd., Connaught Laboratories Ltd. etc. A member of the International Society for the Pharmaceutical Engineering, the Pharmaceutical Sciences Group and other professional associations, Mr. Brooks will be responsible for assuring the quality of MMH MALAREX(TM), Millenia's flagship anti-malarial drug, from the production stage to the end product recipient. His breath of knowledge, having worked on biological manufacturing, sterilization, automated inspection systems, FDA Swat Teams etc., will make him one of the key personnel involved in our development of a Research and Development facility.

Dr. Thomas P. Treichler - Director. Dr. Treichler.

Holder of a Doctorate in Japanese Law from Zurich University, was educated in Switzerland and Japan. His many years of wide ranging experience in the United States, Asia, Australia and Europe have encompassed corporate finance, corporate governance, and investment banking and venture capital investment. His career began in 1969 with the Union Bank of Switzerland in Tokyo and Zurich and in London with J. Henry Schroder Wagg. In 1976 he co-founded Fidenas Corporation, a New York based investment banking and finance firm. Dr. Treichler is also the founder and chief executive officer of Orient Financial Corporation, a San Francisco based investment banking and corporate advisory firm, whose clientele includes emerging companies in the biomedical and technology fields.

(b) Significant Employees

None

c) Family Relationships

There are no family relationships among directors or executive officers of the Company.

(d) Involvement in Certain Legal Proceedings.

Legal proceedings have been instituted against the company by a third party claiming $158,000 with respect to alleged services rendered to the company. Payment of these services was to have been made by the Company by the Issue of 607,00 shares of common stock having a market value of $158,000 as at the date of the alleged rendering of services. It is management's opinion that these services were never rendered and accordingly, no provision for this claim has been made in the accounts.

(e) Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities ("ten-percent shareholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent shareholders also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended November 30, 2003, all of our officers, directors and ten-percent shareholders complied with the Section 16(a) reporting requirements.

Item 10. Executive Compensation.

(a) General

SUMMARY COMPENSATION TABLE

Name and                                                                                        Long-term
Principal Position                              Year     Salary     Bonus                 Compensation: Shares
-----------------------------------------------------------------------------------------------------------------------
Leonard Stella                                  2003     $235,000     0        4,700,000 common shares of Millenia Hope
Chief Executive Officer and Director

Yehuda Kops                                     2003     $125,000     0        2,500,000 common shares of Millenia Hope
Chief Operating Officer

(b) Compensation of Directors

None

(c) Options /SAR Grants in last year

None

(d) aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value Table

(e) Long Term Incentive Plan ("LTIP") Awards Table

None

(f) Compensation of Directors

No director receives any compensation for serving on the Board.

(g) Employment Contracts and termination of Employment, and Change-in-control

Arrangements

The company has no employment contracts with any of its executive officers . Currently, there are no provisions for cash compensation to be paid to any executive officer or director of the company now, or upon the termination of their services. As indicated above, certain officers received comon shares as compensation.

(h) Report on Repricings of Options/SARs

None.

Item 11 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of November 30, 2003, certain information concerning the ownership of the Company's Common Stock by: (i) each person who is known by the Company to own beneficially 5% or more of the outstanding shares of common stock; (ii) each of the Company's directors; and (iii) the name of each executive officer, both in respect to the number of shares owned by each person and the percentage of the outstanding shares represented thereby that also sets forth such information for directors and executive officers as a group (see item 6 (b) and (c)). Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. Pursuant to the rules of the Securities and Exchange Commission, shares of common stock which an individual or a group has a right to acquire within 60 days of November 30, 2003 pursuant to the exercise of presently exercisable or outstanding options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Information with respect to beneficial ownership is based upon the shareholder list provided by the Company's transfer agent.

Name and Address                      Amount and Nature       Percent of class
Of Beneficial Owner                   of Beneficial Owner

Sword Comp-Soft Corp.                 5,000,000                9.88
4055 St. Catherine West #142
Westmount, Quebec

Liquid Asset Corp.                    3,000,000                5.93
2711 Centerville Road
Suite 400
Wilmington, Delaware

Leonard Stella (1)                    4,710,000                9.31

Yehuda Kops (1)                       2,500,000                4.94

Raymond Roy (1)                         350,000                   *

All Directors and Executive
Officers as a group (3 persons)       7,560,000               14.94

----------------

*     Less than 1%

Item 12. Certain Relationships and Related Transactions.

Item 13. Financial Statements and Exhibits.

(a) List of Financial Statements filed herewith.

    Millenia Hope Inc.
    (A company in the development stage)

    Independent Auditors' Report

    Balance Sheet (11/30/03 and 11/30/02)

    Statement of Operations (Years ended 11/30/03 and 11/30/02), 11/30/01 and from inception to 11/30/03

    Statement of Shareholders' Equity (From inception to 11/30/03)

    Statement of Cash Flows (Years ended 11/30/03 and 11/30/02, 11/30/01 and from inception to 11/30/03)

    Summary of Significant Accounting Policies (year ended 11/30/03)

    Notes to the Finance Statements (year ended 11/30/03)

(b) List of Exhibits.

Sarbane Oxley Declarations

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, this Annual Report or Amendment was signed on its behalf by the undersigned, thereunto duly authorized.

                                   MILLENIA HOPE INC.


Date: March 18, 2003         /s/ George Tsoukas
                             --------------------------------------
                             George Tsoukas, Chairman and Director


Date: March 18, 2003         /s/ David Mulder
                             --------------------------------------
                             David Mulder, Vice Chairman and Director


Date: March 18, 2003         /s/ Leonard Stella
                             --------------------------------------
                             Leonard Stella,CEO and Director


Date: March 18, 2003         /s/ Yehuda Kops
                             --------------------------------------
                             Yehuda Kops, Chief Operating Officer and Director
                             (Principal Financial Officer)


Date: March 18, 2003         /s/ Hugo Valente
                             --------------------------------------
                             Hugo Valente, CFO


Date: March 18, 2003         /s/ Raymond Roy
                             --------------------------------------
                             Raymond Roy, Executive VP

                               Millenia Hope Inc.
                      (A Company in the Development Stage)

                              Financial Statements
                                November 30, 2003

Millenia Hope Inc.
(A Company in the Development Stage)

Financial Statements
November 30, 2003

Contents

Auditors' Report - Current Year                                              1

Auditor's Report - Prior Years                                               2

Balance Sheet                                                            3 - 4

Statement of Shareholders Deficit                                        5 - 8

Statement of Operations                                                      9

Statement of Cash Flows                                                10 - 11

Notes to Financial Statements                                          12 - 32

      Auditors' Report


To the Board of Directors and Shareholders of Millenia Hope Inc.
(A Company in the Development Stage)


We have audited the accompanying balance sheet of Millenia Hope Inc. (a company in the development stage) as at November 30, 2003 and the related statement of operations, shareholders' equity and cash flows for the year ended November 30, 2003 and for the period for December 24, 1997 (inception) to November 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from December 24, 1997 (inception) to November 30, 2002 (not presented separately herein except for the statements of shareholders' equity) were audited by other accountants whose report dated March 14, 2003 expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period from December 24, 1997 (inception) to November 30, 2002 reflect a cumulative net loss of $8,446,914. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

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

In our opinion, based on our audit and the report of the other accountants for the cumulative information for the period from December 24, 1997 (inception) to November 30, 2002, the financial statements referred to above present fairly, in all respects, the financial position of the Company as at November 30, 2003 and the results of their operations and its cash flows for the year ended November 30, 2003 and from December 24, 1997 (inception) to November 30, 2003 in conformity with generally accepted accounting principles in the United States.

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


Richler & Tabac (signed)


Chartered Accountants
General Partnership

Montreal, Quebec
March 17, 2004

      Auditors' Report

To the Board of Directors and Shareholders of Millenia Hope Inc.
(A Company in the Development Stage)

We have audited the accompanying consolidated balance sheets of Millenia Hope Inc. (a company in the development stage) as at November 30, 2002 and November 30, 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended November 30, 2002 and November 30, 2001 and for the period for December 24, 1997 (inception) to November 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements for the period from December 24, 1997 (inception) to November 30, 2000 (not presented separately herein except for the statements of shareholders' equity) were audited by other accountants whose report dated April 13, 2001 expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The consolidated financial statements for the period from December 24, 1997 (inception) to November 30, 2000 reflect a cumulative net loss of $4,161,972. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

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

In our opinion, based on our audit and the report of the other accountants for the cumulative information for the period from December 24, 1997 (inception) to November 30, 2000, the financial statements referred to above present fairly, in all respects, the consolidated financial position of the Company as at November 30, 2002 and November 30, 2001 and the consolidated results of their operations and their consolidated cash flows for the years ended November 30, 2002 and November 30, 2001 and from December 24, 1997 (inception) to November 30, 2002 in conformity with generally accepted accounting principles in the United States.

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


RICHTER, USHER & VINEBERG (signed)

Chartered Accountants
General Partnership

Montreal, Quebec
March 14, 2003

Millenia Hope Inc.
 (A Company in the Development Stage)

Balance Sheet
As At November 30, 2003

                                                        2003              2002
================================================================================

Assets

Current

      Cash in Bank                                    $    272          $     --
      Accounts receivable (note 4)                          --            51,797
      Prepaid expenses                                      --           160,000
--------------------------------------------------------------------------------

                                                           272           211,797
Notes Receivable (note)                                633,812            97,608

Fixed Assets (note 5)                                    4,168            39,879

Other (note 7)                                               1                 1
--------------------------------------------------------------------------------

                                                      $638,252          $349,285
================================================================================

See accompanying notes

Approved on Behalf of the Board:

                                          Director
-----------------------------------------

                                          Director
-----------------------------------------

                                                                  2003                2002
================================================================================================
Liabilities

Current

      Bank indebtedness                                        $        --         $     4,288
      Accounts payable and accrued liabilities (note 7)            186,700             223,477
      Notes payable                                                  1,106              98,731
------------------------------------------------------------------------------------------------

                                                                   187,806             326,496
------------------------------------------------------------------------------------------------

Non-Controlling Interest                                                --             107,081
------------------------------------------------------------------------------------------------

Contingent Liability and Commitments (note 9)

Shareholders Deficiency

Common Stock, $.0001 par value; authorized
  70,000,000 shares, issued 50,585,517                               5,059               3,914

Warrants                                                         1,393,247           1,393,247

Paid in Capital                                                  7,543,107           6,965,361

Cost of Treasury Shares                                                100                 100

Deficit Accumulated During the
  Development Stage                                             (8,491,066)         (8,446,914)
------------------------------------------------------------------------------------------------

                                                                   450,446             (84,292)
------------------------------------------------------------------------------------------------

                                                               $   638,252         $   349,285
================================================================================================

See accompanying notes

Millenia Hope Inc.
 (A Company in the Development Stage)

Statement of Shareholders Deficit
For the Year Ended November 30, 2003



                                                   Common                       Warrants
                                          -------------------------     ------------------------     Paid in
                                            Shares         Amount            #         Amount        Capital
===============================================================================================================
Balance - Beginning December 24, 1997             --    $        --             --   $        --   $        --

Proceeds from December 1997
 private placement                         4,000,000            400             --            --        19,800
Proceeds from February 1998
 private placement                         6,100,000            610             --            --       426,390
Net loss year ended November 30, 1998             --             --             --            --            --
---------------------------------------------------------------------------------------------------------------

Balance - November 30, 1998               10,100,000          1,010             --            --       446,190

March 20, 1999 settlement of marketing
 contracts                                 1,111,220            111             --            --     1,514,104
Net loss year ended November 30, 1999             --             --             --            --            --
---------------------------------------------------------------------------------------------------------------

Balance -  November 30, 1999              11,211,220          1,121             --            --     1,960,294

January 17, 2000 exercise of warrants        563,000             56             --            --        50,614
January 20, 2000 cancellation of
 founder's common stock                   (1,000,000)          (100)            --            --            --
February 29, 2000 warrants issued to
 settle debt                                      --             --      4,644,156     1,393,247            --
May 29, 2000 issue of common stock
 for acquisition                           5,000,000            500             --            --       128,978
May 31, 2000 exercise of warrants          4,398,944            440             --            --       395,652
July 10, 2000 exercise of warrants           353,351             35             --            --        31,766
August 11, 2000 Richgold's common
 stock reimbursement                              --             --             --            --     1,165,000
August 31, 2000 collection of
 subsidiary share receivable                      --             --             --            --        63,709
Net loss year ended November 30, 2000             --             --             --            --            --
---------------------------------------------------------------------------------------------------------------

Balance - November 30, 2000               20,526,515    $     2,052      4,644,156   $ 1,393,247   $ 3,796,013
---------------------------------------------------------------------------------------------------------------


                                                                                   Accumulated
                                             Shares            Treasury           Deficit during     Total
                                         Subscriptions  ------------------------    Development   Shareholders'
                                           Receivable     Shares        Amount         Stage         Equity
===============================================================================================================
Balance - Beginning December 24, 1997             --            --   $        --   $         --    $        --

Proceeds from December 1997
 private placement                                --            --            --             --         20,200
Proceeds from February 1998
 private placement                                --            --            --             --        427,000
Net loss year ended November 30, 1998             --            --            --     (1,493,350)    (1,493,350)
---------------------------------------------------------------------------------------------------------------

Balance - November 30, 1998                       --            --            --     (1,493,350)    (1,046,150)

March 20, 1999 settlement of marketing
 contracts                                        --            --            --             --      1,514,215
Net loss year ended November 30, 1999             --            --            --     (2,011,229)    (2,011,229)
---------------------------------------------------------------------------------------------------------------

Balance -  November 30, 1999                      --            --            --     (3,504,579)    (1,543,164)

January 17, 2000 exercise of warrants             --            --            --             --         50,670
January 20, 2000 cancellation of
 founder's common stock                           --     1,000,000           100             --             --
February 29, 2000 warrants issued to
 settle debt                                      --            --            --             --      1,393,247
May 29, 2000 issue of common stock
 for acquisition                                  --            --            --             --        129,478
May 31, 2000 exercise of warrants                 --            --            --             --        396,092
July 10, 2000 exercise of warrants                              --            --             --         31,801
August 11, 2000 Richgold's common
 stock reimbursement                              --            --            --             --      1,165,000
August 31, 2000 collection of
 subsidiary share receivable                      --            --            --             --         63,709
Net loss year ended November 30, 2000             --            --            --       (657,393)      (657,393)
---------------------------------------------------------------------------------------------------------------

Balance - November 30, 2000                       --     1,000,000   $       100    $(4,161,972)   $ 1,029,440
---------------------------------------------------------------------------------------------------------------

Millenia Hope Inc.
 (A Company in the Development Stage)

Statement of Shareholders Deficit
For the Year Ended November 30, 2003

                                                   Common                  Warrants                            Shares
                                            --------------------    -----------------------     Paid in     Subscriptions
                                              Shares     Amount         #          Amount       Capital      Receivables
==========================================================================================================================
January 10, 2001 issue of common stock         66,000   $      7            --   $        --   $    16,493   $        --
March 2001 issue of common stock              150,000         15            --            --        37,485       (37,500)
March 14, 2001 issue of common stock
  for marketing services                       30,000          3            --            --         7,497            --
March 23, 2001 issue of common stock
  for marketing services                       25,000          2            --            --         6,248            --
April 5, 2001 issue of common stock           750,000         75            --            --       187,425      (187,500)
May 3, 2001 issue of common stock
  for marketing services                       20,000          2            --            --         4,998            --
May 24, 2001 issue of common stock             50,000          5            --            --        12,495       (12,500)
May 29, 2001 issue of common stock
  for other development costs               6,000,000        600            --            --       110,756            --
September 11, 2001 issue of common
  stock for marketing services                 75,000          7            --            --        11,243            --
October 12, 2001 issue of common
  stock for property and equipment          7,000,000        700            --            --     2,293,841            --
November 8, 2001 issue of common
  stock                                       375,000         38            --            --        56,212       (56,250)
Net loss year ended November 30, 2001              --         --            --            --            --            --
--------------------------------------------------------------------------------------------------------------------------

Balance - November 30, 2001                35,067,515   $  3,506     4,644,156   $ 1,393,247   $ 6,540,706   $  (293,750)

==========================================================================================================================
December 2, 2001- issue of
Common stock for settlement of a note          25,000          3            --            --         3,122           --


                                                                      Accumulated
                                                                        Deficit
                                                     Treasury         during the       Total
                                               -------------------    Development   Shareholders'
                                               Shares        Amount      Stage         Equity
==================================================================================================
January 10, 2001 issue of common stock             --   $        --   $        --    $    16,500
March 2001 issue of common stock                   --            --            --             --
March 14, 2001 issue of common stock
  for marketing services                           --            --            --          7,500
March 23, 2001 issue of common stock
  for marketing services                           --            --            --          6,250
April 5, 2001 issue of common stock                --            --            --             --
May 3, 2001 issue of common stock
  for marketing services                           --            --            --          5,000
May 24, 2001 issue of common stock                 --            --            --             --
May 29, 2001 issue of common stock
  for other development costs                      --            --            --        111,356
September 11, 2001 issue of common
  stock for marketing services                     --            --            --         11,250
October 12, 2001 issue of common
  stock for property and equipment                 --            --            --      2,294,541
November 8, 2001 issue of common
  stock                                            --            --            --             --
Net loss year ended November 30, 2001              --            --      (693,213)      (693,213)
--------------------------------------------------------------------------------------------------

Balance - November 30, 2001                 1,000,000   $       100   $(4,855,185)   $ 2,788,624

==================================================================================================
December 2, 2001- issue of
Common stock for settlement of a note              --            --            --          3,125

Millenia Hope Inc.
 (A Company in the Development Stage)

Statement of Shareholders' Deficit
For the Year Ended November 30, 2003

                                                                                                Shares
                                              Common Stock           Warrants       Paid in  Subscriptions       Treasury
                                            Shares     Amount       #     Amount    Capital   Receivables    Shares    Amount
January 10, 2002-issue of common
Stock of which 100,000 shares were
Issued for marketing services and
150,000 shares were issued for
Settlement of a note                        250,000   $     25      --         --   $ 31,225    $     --         --   $     --

January 17, 2002-issue of common
Stock for marketing services                 68,750          7      --         --      8,587          --         --         --

January 24, 2002-issue of common stock
Of which 125,000 shares were issued for
Settlement of expenses                      145,000         15      --         --     18,110          --         --         --

February 21, 2002-issue of common stock
Of which 150,000 shares issued for
Marketing services and 100,000 shares
Were issued for settlement of a note        250,000         25      --         --     31,225          --         --         --

April 11, 2002-issue of common
Stock for services                          372,600         37      --         --     44,675          --         --         --

April 25, 2002-issue of common stock for
Development costs                           270,000         27      --         --     32,373          --         --         --

May 3, 2002-issue of common stock for
Settlement of expenses                       13,650          1      --         --      1,637          --         --         --

May 14, 2002 issue of common stock for
Office expenses                              32,000          3      --         --      4,477          --         --         --

June 5, 2002-issue of common stock of
Which 200,000 shares were issued for
Marketing services and 42,780 shares
Were issued for settlement of a note        242,780         24      --         --     33,965          --         --         --

June 21, 2002-issue of common stock for
office expenses                             100,000         10      --         --     13,990          --         --         --

August 16, 2002-issue of common stock        25,000          3      --         --      2,497          --         --         --


                                         Accumulated
                                           Deficit
                                          during the        Total
                                         Development    Shareholders
                                            Stage          Equity
January 10, 2002-issue of common
Stock of which 100,000 shares were
Issued for marketing services and
150,000 shares were issued for
Settlement of a note                       $     --       $ 31,250

January 17, 2002-issue of common
Stock for marketing services                     --          8,594

January 24, 2002-issue of common stock
Of which 125,000 shares were issued for
Settlement of expenses                           --         18,125

February 21, 2002-issue of common stock
Of which 150,000 shares issued for
Marketing services and 100,000 shares
Were issued for settlement of a note             --         31,250

April 11, 2002-issue of common
Stock for services                               --         44,712

April 25, 2002-issue of common stock for
Development costs                                --         32,400

May 3, 2002-issue of common stock for
Settlement of expenses                           --          1,638

May 14, 2002 issue of common stock for
Office expenses                                  --          4,480

June 5, 2002-issue of common stock of
Which 200,000 shares were issued for
Marketing services and 42,780 shares
Were issued for settlement of a note             --         33,989

June 21, 2002-issue of common stock for
office expenses                                  --         14,000

August 16, 2002-issue of common stock            --          2,500


Millenia Hope Inc.
 (A Company in the Development Stage)

Statement of Shareholders' Deficit
For the Year Ended November 30, 2003

                                                                                                                    Shares
                                                 Common Stock                   Warrants              Paid in    Subscription
                                              Shares        Amount           #          Amount        Capital     Receivable
October 14, 2002-issue of common
Stock of which 105,000 shares were
Issued for office expenses and
100,000 shares were issued for
Settlement of a note                            269,000   $        27            --   $        --   $    37,633   $        --

October 14, 2002-issue of common
Stock for  future marketing services          2,000,000           200            --            --       159,800            --

November 14, 2002-issue of common
Stock for Marketing services                     13,400             1            --                       1,339

Payment of subscription  Receivable
in exchange For marketing services                                                                                    256,250

Relocated to note payable (See note 12)              --            --            --                          --        37,500

Net Loss for the year ended Nov. 30, 2002            --            --                                                      --
------------------------------------------------------------------------------------------------------------------------------

Balance - November 30, 2002                  39,144,695   $     3,914     4,644,156   $ 1,383,247   $ 6,965,361            --
------------------------------------------------------------------------------------------------------------------------------

December 11, 2002-issue of common stock
for consulting services                         200,000            20            --                      13,980

February 5, 2003-issue of  common stock         226,250            23            --                      11,289

March 24. 2003 - issue of common stock          861,335            86            --                      42,980

May 5, 2003 - issue of common stock             268,997            27            --                      13,423

July 11, 2003-issue of common stock
to settle  a note receivable                     40,000             4            --                       1,996

August 15, 2003-issue of common stock
in settlement of consulting fees                500,000            50            --                      24,950

August 29, 2003 issue of common stock           190,470            19            --                       9,505

Sept. 22, 2003 issue of common stock            125,000            13            --                       9,987


                                                                        Accumulated
                                                                          Deficit
                                                                        during the       Total
                                                    Treasury            Development   Shareholders
                                              Shares        Amount         Stage        Deficit
October 14, 2002-issue of common
Stock of which 105,000 shares were
Issued for office expenses and
100,000 shares were issued for
Settlement of a note                                 --   $        --   $         --   $    37,660

October 14, 2002-issue of common
Stock for  future marketing services                 --            --             --       160,000

November 14, 2002-issue of common
Stock for Marketing services                                                                 1,340

Payment of subscription  Receivable
in exchange For marketing services                                                         256,250

Relocated to note payable (See note 12)                                                     37,500

Net Loss for the year ended Nov. 30, 2002                          --     (3,591,729)   (3,591,729)
------------------------------------------------------------------------------------------------------

Balance - November 30, 2002                   1,000,000   $       100   $ (8,446,914)  $   (84,292)
------------------------------------------------------------------------------------------------------

December 11, 2002-issue of common stock
for consulting services                                                                     14,000

February 5, 2003-issue of  common stock                                                     11,312

March 24. 2003 - issue of common stock                                                      43,066

May 5, 2003 - issue of common stock                                                         13,450

July 11, 2003-issue of common stock
to settle  a note receivable                                                                 2,000

August 15, 2003-issue of common stock
in settlement of consulting fees                                                            25,000

August 29, 2003 issue of common stock                                                        9,524

Sept. 22, 2003 issue of common stock                                                        10,000

Millenia Hope Inc.
 (A Company in the Development Stage)

Statement of Shareholder's (Deficit) Equity
For the Year Ended November 30, 2003



                                                                                                                      Shares
                                                  Common Stock                   Warrants               Paid in    Subscription
                                              Shares         Amount            #          Amount        Capital     Receivable
Oct. 17, 2003-issue of common stock in
settlement of representation costs            1,608,770    $       161             --   $        --   $    80,278   $        --

October 17, 2003 issue of common stock          100,000             10             --            --         4,990            --

October 17, 2003 issue of common stock
allocated to a note receivable                   20,000              2             --            --            98            --

October 31, 2003 issue of a common stock
In settlement of administrative salaries
7,200,000 shares and office expenses
100,000                                       7,300,000            730             --            --       364,270            --

Net loss for the year ended Nov. 30, 2003
                                            -------------------------------------------------------------------------------------
Balance-November 30, 2003                    50,585,517    $     5,059      4,644,156   $ 1,393,247   $ 7,543,107            --
                                            -------------------------------------------------------------------------------------

                                                                        Accumulated
                                                                          Deficit        Total
                                                                        during the    Shareholders
                                                    Treasury            Development     (Deficit)
                                              Shares        Amount         Stage         Equity
Oct. 17, 2003-issue of common stock in
settlement of representation costs                   --   $        --   $        --    $    80,439

October 17, 2003 issue of common stock               --            --            --          5,000

October 17, 2003 issue of common stock
allocated to a note receivable                       --            --            --            100

October 31, 2003 issue of a common stock
In settlement of administrative salaries
7,200,000 shares and office expenses
                                  100,000            --            --            --        365,000

Net loss for the year ended Nov. 30, 2003                                   (44,153)       (44,153)

                                             -------------------------------------------------------
Balance-November 30, 2003                     1,000,000   $       100   $(8,491,067)   $   450,446
                                             -------------------------------------------------------

Millenia Hope Inc.
 (A Company in the Development Stage)

Statement of Operations
For the Year Ended November 30, 2003

                                                                                                 From Inception
                                                                                               (December 24, 1997)
                                                                                                 to November 30,
                                                      2003            2002            2001            2003
------------------------------------------------------------------------------------------------------------------
Revenues                                          $      2,500    $    362,599    $    378,625    $  1,073,718

Cost of Sales                                               --         165,799         205,410         579,211
------------------------------------------------------------------------------------------------------------------

                                                         2,500         196,800         173,215         494,507
                                                   ---------------------------------------------------------------
Operating Expenses

      Administrative salaries                          360,000              --              --         360,000
      Marketing                                        231,098         443,383          57,951       2,306,100
      Patent rights                                         --              --              --       1,005,827
      Other development costs                            6,727          59,606         585,056         927,904
      Rent                                              51,450          62,445          81,890         403,705
      Travel                                                --              --              --         234,859
      Selling, general and administrative              102,105         172,094         105,154       1,186,143
      Amortization                                       1,042          26,519          32,481         110,437
      Bad debts                                             --         179,377              --         179,377
                                                   ---------------------------------------------------------------
                                                       752,422         943,424         862,532       6,714,352
------------------------------------------------------------------------------------------------------------------

Operating Loss                                        (749,922)       (746,624)       (689,317)     (6,219,845)
                                                   ---------------------------------------------------------------
Gain (Loss) on disposition of subsidiary               746,808          (9,547)             --         737,262
Interest Income                                         30,960              --          10,180          43,391
Interest expense                                            --         (12,489)        (14,580)       (179,212)
Write-down of leasehold improvements                        --          (2,663)             --          (2,663)
Write-down of notes receivable, related parties             --         (70,000)             --         (70,000)
Write-down of other assets                                  --      (2,799,999)             --      (2,799,999)
                                                   ---------------------------------------------------------------
                                                       777,768      (2,894,698)         (4,400)     (2,271,221)
                                                   ---------------------------------------------------------------
Gain (Loss) Before Non-Controlling Interest             27,846      (3,641,322)       (693,717)     (8,491,066)

Non-controlling interest                                71,999         (43,593)           (504)             --
------------------------------------------------------------------------------------------------------------------

Net Loss                                          $    (44,153)   $ (3,591,729)   $   (693,213)   $ (8,491,066)

==================================================================================================================

Basic Weighted Average Number of Common
  Shares Outstanding                              $ 28,934,976      26,539,039      24,886,098      23,019,628

Basic Loss Per Common Share                       $    (0.0015)   $    (0.1353)   $    (0.0278)   $    (0.3689)
------------------------------------------------------------------------------------------------------------------

Millenia Hope Inc.
 (A Company in the Development Stage)

Statement of Cash Flows
For the Year Ended
November 30, 2003

                                                                                           From inception
                                                                                          (Dec. 24, 1997)
                                                                                                      To
                                                       2003           2002           2001  Nov. 30, 2003
Funds Provided (Used)

  Operating Activities

     Net Loss                                     $ (44,153)   $(3,591,729)   $  (693,213)   $(8,491,066)
        Amortization                                  1 042         26,519         32,481        110,437
        Non-controlling interest                     71 999        (49,593)          (504)            --
        (Gain) loss on disposition of              (746,808)         9,547             --       (571,318)
          subsidiary

        Sale of investment in subsidiary for             --         10,800             --         10,800
          services
        Issue of capital stock for notes &          486,539        199,738         30,000      2,230,492
          services
        Issue of subsidiary capital stock for            --         69,875             --         69,875
          services
        Issue of note for other development              --             --        624,395        817,226
          costs (subsequently converted to
          warrants)
        Settlement of subscription receivable            --        256,250             --        256,250
          in exchange for marketing services
       Accrued interest income                      (30,960)            --        (10,180)       (43,391)
       Accrued interest expense                          --         12,489         14,580         29,574
       Interest expense settled with issuance            --             --             --         27,770
          of note (subsequently converted to
          warrants)
       Write-down of leasehold improvements              --          2,663             --          2,663
       Write-down of notes receivable, related           --         70,000             --         70,000
          parties
       Write-down of other assets                        --      2,799,999             --      2,799,999
                                                  --------------------------------------------------------
                                                   (262,341)      (183,442)        (2,441)    (2,680,689)

       (Increase) decrease in accounts              160,000         90,880        (42,158)            --
          receivables and prepaids
       Increase (decrease) in accounts payable       11,085        138,563         14,467        186,700
          and accrued liabilities
                                                  --------------------------------------------------------

                                                    (91,256)        46,001        (30,132)    (2,493,989)

Millenia Hope Inc.
 (A Company in the Development Stage)

Statement of Cash Flows
For the Year Ended
November 30, 2003

                                                                                From inception
                                                                            (Dec. 24, 1997) to
                                       2003         2002              2001       Nov. 30, 2003
Financing Activities

     Bank Indebtedness             $     78      $  2,861      $     1,427         $        --
     Notes Payable                      138       (53,709)              --           1,368,383
     Issue of capital stock          92,352        13,960           16,500           1,048,388
     Contribution to paid in             --            --               --           1,165,000
       capital
                                   --------------------------------------------------------------
                                     92,568       (36,888)          17,927           3,581,771

Investing activities

     Additions to fixed assets     $     --      $     --      $    (1,935)        $  (128,715)
     Deposits on future                  --            --               --          (1,000,000)
       acquisition
     Issue of stock for                  --            --               --              40,628
       subsidiary cash balance
     Repayment of subsidiary             --            --               --              34,233
       related party note
       receivable
     Collection of subsidiary            --            --               --              83,331
       share subscription
       receivable
     Note receivable                 (1,040)       (9,113)              --            (116,987)
                                   --------------------------------------------------------------

                                     (1,040)       (9,113)          (1,935)         (1,087,510)
                                   --------------------------------------------------------------

Increase (decrease) in cash             272            --          (14,140)                272

     Cash and cash equivalents           --            --           14,140                  --
      Beginning of period
                                   --------------------------------------------------------------

      End of period                $    272      $     --      $        --         $       272
                                   ==============================================================

Millenia Hope Inc.
 (A Company in the Development Stage)

      Notes to Financial Statements
      From Inception (December 24, 1997)
      to November 30, 2003

1.    Organization and Basis of Presentation

      Millenia Hope Inc. was incorporated in the State of Delaware on December 24, 1997. Through its acquisition of the patent rights for MMH Malarex(TM), the Company participates in the treatment and prevention of malaria. The Company is continuing its clinical trials and product refinement. The Company has received selling authorization in ten African and one Caribbean countries. Likelihood of issuance is probable (high) due to the positive test results attained in clinical studies.

      Millenia Hope Inc. prepares its financial statements in accordance with generally accepted accounting principles in the United States. This basis of accounting involves the application of accrual accounting, consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. Financial statement items are recorded at historical cost and may not necessarily represent current values.

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

Millenia Hope Inc.
 (A Company in the Development Stage)

Notes to Financial Statements
From Inception (December 24, 1997)
to November 30, 2003

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

      Revenue Recognition

      The Company recognizes revenue from software consultation as services are provided and licensing/distributor fees evenly over the life of the licensing agreement. The Company's revenue recognition practices are in conformity with the guidelines of SAB101.

      Stock-Based Compensation

      The company, as permitted under SFAS 123 "accounting for stock-based compensation" applies Accounting Principles Board of Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" to account for employee stock options. As a result, compensation costs for the stock options is measured as the excess, if any, of the quoted market price of the Company' stock at the date of the grant over the amount the holder must pay to acquire the stock. SFAS 123 requires certain fair value and pro forma disclosures to reflect the impact as if a fair value-based method was used to account for these stock options.

Millenia Hope Inc.
 (A Company in the Development Stage)

Notes to Financial Statements
From Inception (December 24, 1997)
to November 30, 2003

      Had the Company applied the fair value based method, the reported net loss per common share would have been as follows:

                                                                            Inception
                             Year ended     Year ended       Year ended     (Dec. 24, 1997) to
                           Nov. 30, 2003   Nov. 30, 2002    Nov. 30, 2001   Nov. 30, 2003
Net loss - as               $ (44,153)     $ (3,591,729)     $ (693,213)     $ (8,491,066)
   reported
Stock option expense as            --                --              --                --
   reported
Pro Forma stock option             --           (38,808)       (215,392)               --
   expense
Net loss - Pro forma        $ (44,153)     $ (3,630,537)     $ (908,605)     $ (8,491,066)
Basic loss per common       $ (0.0015)     $    (0.1353)     $  (0.0278)     $    (0.3689)
   share  as reported
Basic loss per common       $ (0.0015)     $    (0.1368)     $  (0.0365)     $    (0.3689)
   share  pro forma

      The fair value of stock options used to compute pro forma net loss and net loss per common shares is the estimated fair value at grant data using the Black-Scholes option-pricing model with the following weighted average assumptions for each of the three years ended November 30, 2003:

Weighted-average assumptions            2003           2002            2001

--------------------------------------------------------------------------------
Expected dividend yield                 0.00%          0.00%           0.00%
Expected volatility                       --         128.00%         109.00%
Risk free interest rate                  N/A           3.03%           4.77%
Expected option life in months            --             20              32

Millenia Hope Inc.
 (A Company in the Development Stage)

Notes to Financial Statements
From Inception (December 24, 1997)
to November 30, 2003

      The weighted average fair values of stock options, calculated using the Black Scholes option-pricing model, granted during the three years ended November 30, 2003 were:

                                       2003             2002             2001
--------------------------------------------------------------------------------
Stock options issued with:

1.Exercise price less than               --               --               --
market price

2. Exercise price exceeds                --             0.03             0.28
market price

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

Notes to Financial Statements
From Inception (December 24, 1997)
to November 30, 2003

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

      Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards board (FASB) issued Statement of Financial Accounting Standards Board (SFAS) No. 143, "Accounting Asset Retirement Obligations" ("SFAS 143")SFAS . SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long0lived assets that result from the acquisition, construction, development and normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We believe that SFAS will not have a material effect on the consolidated financial statements.

      In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). While SFAS 144 superceded FASB Statement no,. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", it retains many of the fundamental provisions of that statement SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We believe that adoption of SFAS 144 will not have a material effect on the consolidated financial statements.

      In April 2002, the FASB issued Statement no. 145, "Rescission of FASB Statement No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 4") and amends other existing authoritative pronouncements. As a result of SFAS 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30. "Reporting the Results of Operations - Reporting the Effect of Disposal of a segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Applying the provision of APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 is effective for fiscal years beginning after May 15, 2002. We believe that the adoption of SFAS 145 will not have a material effect on the consolidated financial statements.

      In June 2002, the FASB issued Statement no. 146, "Accounting for costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 replaces EITF Issued No. 94-3. "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs

Millenia Hope Inc.
 (A Company in the Development Stage)

Notes to Financial Statements
From Inception (December 24, 1997)
to November 30, 2003

      Incurred in a restructuring)". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We believe that the adoption of SFAS 146 will not have a material effect on the consolidated financial statements.

      In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation requires companies to recognize an initial liability for the fair value of an obligation assumed when issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantee issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to materially affect the consolidated financial statements.

      In December 2002, the FASB issued statement No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" ("SFAS 148") which is effective for years ending after December 15, 2002. SFAS 148 provides alternative methods of transitioning to the fair value method of accounting for stock based employees compensation. SFAS 148 also amends previously issued disclosure requirements by requiring disclosure in the summary of significant accounting policies of the effect of the entity's accounting policy with respect to stock based employees compensation on reported net income and earnings per share in annual and interim financial statements, the Company has chosen to comply with the disclosure requirements for the periods presented, in note 2 - Stock based Compensation. The adoption of SFAS 148 has no effect on the consolidated financial statements.

3.    Going Concern

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company also reported net losses of $44,153 , $3,591,729 and $693,213 for the years ended November 30, 2003, 2002 and 2001 respectively, as well as reporting net losses of $8,491,066 from inception (December 24, 1997) to November 30, 2003. As reported on the statement of cash flows, the Company has negative cash flow from operating activities of $ (91,256) for the year ended November 30, 2003, and incurred positive and negative cash flows from operating activities of $46,001 and ($30,132) for the years ended November 30, 2002 and 2001 respectively, and has reported deficient cash flows from operating activities of $ 2,493,989 from inception (December 24, 1997). Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long-term relationships with other major organizations to develop and distribute the product. Management anticipates generating revenue through the sales of Malarex during the next fiscal year. The major shareholders of the Company have indicated commitment to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead.

Millenia Hope Inc.
 (A Company in the Development Stage)

Notes to Financial Statements
From Inception (December 24, 1997)
to November 30, 2003

4.    Accounts Receivable

      The accounts receivable at November 30, 2003 is 0 (2002 - approximately $52,000 is receivable in Canadian currency - Cdn $81,000).

5.    Fixed Assets

                                 Cost     Accumulated              2003
                                         Amortization      Net Carrying
                                                                 Amount

Furniture & fixtures         $ 15,900        $ 11,732          $  4,168
Equipment                          --              --                --
Leasehold improvements             --              --                --
                             --------        --------          --------
                             $ 15,900        $ 11,732          $  4,168
                             ========        ========           =======

                                 Cost     Accumulated              2002
                                         Amortization      Net Carrying
                                                                 Amount

Furniture & fixtures         $ 15,900        $ 10,690          $  5,210
Equipment                      72,220          37,551            34,669
Leasehold improvements             --              --                --
                             --------        --------          --------
                             $ 88,120        $ 48,241          $ 39,879
                             ========        ========          ========

6.    Other Assets

      Other assets comprise the Company's 68% interest in land, plant and equipment located in Brazil to be used for the growing of plants and the processing of raw materials for the production of Malarex(TM). This interest had not been legally registered. The plant and equipment are currently used by the 32% owner, on a rent free basis, for their production. The Company purchased these assets on October 7, 2001 in exchange for a $500,000 deposit and 7,000,000 shares of the Company and 1,000,000 shares of the subsidiary company, Sword Comp-Soft Corp. These assets were to have been transferred to a newly formed corporation to be owned 68% by the Company by October 7, 2002. As this never occurred and due to the inability to legally register ownership in the facility, the Company has written down the assets to $1.

7.    Accounts Payable and Accrued Liabilities

      Included in accounts payable is approximately $166,000 (2002 - $166,000) payable in Canadian currency - $224,000 CDN (2002 - Cdn$260,000).

-------------------------------------------------------------------------------

Millenia Hope Inc.
 (A Company in the Development Stage)

Notes to Financial Statements
From Inception (December 24, 1997)
to November 30, 2003

8.    Acquisition of Sword Comp-Soft. Corp.

      On May 29, 2000, the Company issued 5,000,000 shares of common stock and 5,000,000 warrants in exchange for 35,700,000 shares, representing 76.5% of the outstanding common shares of Sword Comp-Soft, Corp., a Delaware corporation which provides on-line interactive health services through the internet. The warrants were exercisable at $2.00 USD and expired on May 29, 2003. The transaction was recorded using the purchase method as the registrant acquired 76.45% of Sword Comp-Soft, Corp.'s outstanding shares at May 29, 2000.

      The following assets were acquired through this transaction
      -------------------------------------------------------------------------
      Note receivable - 3rd party                                       $33,600
      Note receivable - related party                                    34,233
      Fixed assets                                                       23,221

      The following liabilities were assumed through this transaction:
      -------------------------------------------------------------------------

      Accounts payable and accrued liabilities                          $ 4,500

      In. 2001, the Company divested itself of 3,000,000 shares of Sword Comp-Soft Corp. as partial payment for acquisitions. In 2002, the Company divested itself of 2,000,000 shares in exchange for marketing services provided by a third party totaling $10,800.

      On March 5, 2003, the Company signed an agreement with its subsidiary company to divest itself of all of its common shares held in the subsidiary company, this being 30.7 million shares. The carrying value of net assets of the subsidiary company as at November 30, 2002 is approximately $220,000. In exchange for the 30.7 million Sword shares transferred back to Sword Comp-Soft Corp., the former subsidiary company will pay the Company $700,000 which is due no later than March 5, 2005. In addition, the Subsidiary will transfer all rights and ownership of the application Service Provider in the E-Health Sector business to the Company. As of February 29, 2004, Sword owed Millenia approximately $516,000.

Millenia Hope Inc.
 (A Company in the Development Stage)

Notes to Financial Statements
From Inception (December 24, 1997)
to November 30, 2003

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

10.   Related Party Transactions

      In 2001, the Company purchased the exclusive rights to the oxygenation of intravenous solutions from a company which is a minority shareholder of the Company and has a common officer and director with that of the Company in exchange for a $500,000 deposit, 6,000,000 shares in the Company and 2,000,000 shares held by the Company in its subsidiary Company.

      These transactions were at the exchange amount, which is the amount agreed to an established by the related parties.

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

      As at November 30, 2003, there were approximately $5,728,000 of tax losses that may be applied against earnings of future years, no later than as follows:

                         2013              $1,493,000
                         2014               2,022,000
                         2015                 715,000
                         2016                 694,000
                         2017                 760,000
                         2018                  44,000

Millenia Hope Inc.
 (A Company in the Development Stage)

Notes to Financial Statements
From Inception (December 24, 1997)
to November 30, 2003

12.   Shareholders' Equity

      Subscriptions Receivable

      In 2001, the Company issued 1,325,000 common shares in exchange for subscriptions receivable totalling $293,750. During 2002, the Company received marketing services in exchange for payment of $265,250 of the subscription receivable. The remaining balance of $37,500 has been charged against the note payable, minority shareholder, due to a private transaction between two minority shareholders.

      Common Stock

      In December 1997, the Company issued 4,000,000 shares of common stock at a price of $0.00505 pursuant to an private placement offering exempt from registration requirements under section 4(2) of the Securities Act of 1933, as amended, and Rule 504 of Regulation D.

      In February 1998, the Company, in accordance with it private placement offering exempt from registration requirements under section 4(2) of the Securities Act of 1933, as amended, and Rule 504 of Regulation D issued 6,100,000 units (each unit consisting of one (1) share of common stock an (1) warrant) at a price of $0.07 per unit. Each warrant entitles the registered holder thereof to purchase at any time from the date of the offering until the close of business February 11, 2003, one share of common stock at a price of $0.09.

      In March 1999, the Company issued 1,111,220 shares of common stock in settlement of marketing agreements established with organizations for their services which included the marketing of the Company and its product Malarex. The total marketing cost was $1,514,215. The Company's share value on that date was trading on the OTC Bulletin Board at $1.3627.

      On January 17, 2000, the Company issued 563,000 shares of common stock at a price $0.09 per share to individuals who exercised their warrants issued in February 1998.

      On January 20, 2000, one of the founders of the corporation who was invited to participate at the inception of the Company based upon his ability in this area of investor relations, agreed to return his 1,000,000 shares to the company for cancellation due to changed personal circumstances in which he was unable to devote significant time and effort to this company. These shares have been classified as treasury shares.

      On May 29, 2000, the Company issued 5,000,000 shares of common stock in exchange for 35,700,000 shares of Sword Comp-Soft, Corp.

      On May 31, 2000, the Company issued 4,398,944 shares of common stock at a price of $0.09 per share to individuals who exercised their warrants issued in February 1998.

Millenia Hope Inc.
 (A Company in the Development Stage)

Notes to Financial Statements
From Inception (December 24, 1997)
to November 30, 2003

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

      On May 29, 2001, the Company issued 6,000,000 common shares as partial payment for the exclusive rights to the oxygenation of all liquid and gases registered under patent protection. The transaction was with a company with common chief operating officer and director with the Company.

      On September 11, 2001, the Company issued 75,000 shares of common stock in settlement of marketing services totaling $11,250. The Company's share value at that date was trading on the OTC Bulletin Board at $0.25 per share.

      In October 2001, the Company issued 7,000,000 common shares in partial settlement of land, building and equipment purchased from third parties (see note 6).

      On November 8, 2001, the Company issued 375,000 common shares in exchange for a subscription receivable of $56,250.

Millenia Hope Inc.
 (A Company in the Development Stage)

Notes to Financial Statements
From Inception (December 24, 1997)
to November 30, 2003

      On December 21, 2001, the Company issued 25,000 common shares in settlement of a note of $3,125.

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

      On January 24, 2002, the Company issued 145,000 common shares, 125,000 shares in settlement of general expenses of $15,625 and 20,000 shares at a price of $0.125 pr share. The Company's share value at that date was trading on the OTC Bulletin Board at $0.19 per share.

      On February 21, 2002, the Company issued 250,000 common shares, 150,000 in settlement of marketing costs of $148,750 and 100,000 shares for settlement of a note of $12,500. The Company's share value at that date was trading on the OTC Bulletin Board at $0.23 per share.

      On April 11, 2002, the Company issued 372,000 common shares in settlement of marketing and other costs of $44,712. The Company's share value at that date was treading on the OTC Bulletin Board at $0.17 per share.

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

      On June 5, 2002, the Company issued 242,780 common shares, 200,000 shares in settlement of marketing costs of $28,000 and 42,780 shares in settlement of a note of $5,989. The Company's share value at that date was trading on the OTC Bulletin Board at $0.15 per share.

      On June 21, 2002, he Company issued 100,000 common shares in settlement of rental of office equipment of $14,000. The Company's share value at that date was trading on the OTC Bulletin Board at $0.13 per share.

Millenia Hope Inc.
 (A Company in the Development Stage)

Notes to Financial Statements
From Inception (December 24, 1997)
to November 30, 2003

      On August 16, 2002, the Company issued 25,000 common shares in settlement of general and administrative expenses of $2,500. The Company's share value at that date was trading on the OTC Bulletin Board at $0.10 per share.

      On October 14, 2002, the Company issued 2,000,000 common shares in exchange for future marketing Services of $160,000. The Company's share value was trading on the OTC Bulletin Board at $0.18 per share.

      On October 14, 2002, the Company issued 269,000 common shares, 105,000 shares in settlement of general and administrative expenses of $14,700 and 164,000 shares at a price of $0.14 per share. The Company's share value at that date was trading on the OTC Bulletin Board at $0.18 per share.

      On November 14, 2002, the Company issued 13,400 common shares in settlement of marketing costs of $1,340. The Company's share value at that date as trading on the OTC Bulletin Board at $0.18 per share.

      On December 11, 2002, the Company issued 200,000 common shares in settlement of consulting fees for $14,000. The Company's share value at that date on the OTC Bulletin Board was $0.11 per share.

      On February 5, 2003, the Company issued 226,250 common shares for $11,312. The Company's share value at that date on the OTC Bulletin Board was $0.06 per share.

      On March 24, 2003, the Company issued 861,335 common shares for $43,066. The Company's share value at that date on the OTC Bulletin Board was $0.06 per share.

      On May 15, 2003, the Company issued 268,997 common shares for $13,450. The Company's share value at that date on the OTC Bulletin Board was $0.08 per share.

      On July 11, 2003, the Company issued 40,000 common shares in settlement of a note receivable for $2,000. The Company's share value at that date on the OTC Bulletin Board was $0.05 per share.

      On August 15, 2003, the Company issued 500,000 common shares in settlement of consulting fees for $25,000. The Company's share value at that date on the OTC Bulletin Board was $0.05 per share.

      On August 29, 2003, the Company issued 190,470 common shares for $9,524. The Company's share value at that date on the OTC Bulletin Board was $0.05 per share.

      On September 22, 2003, the Company issued 125,000 common shares for $10,000. The Company's share value at that date on the OTC Bulletin Board was $0.07 per share.

      On October 7, 2003, the Company issued 1,708,770 common shares 1,608,770 shares in settlement of marketing costs for $80,439 and 100,000 for $5,000. The Company's share value at that date on the OTC Bulletin Board was $0.05 per share.

Millenia Hope Inc.
 (A Company in the Development Stage)

Notes to Financial Statements
From Inception (December 24, 1997)
to November 30, 2003

      On October 17, 2003, the company issued 20,000 common shares in settlement of notes receivable for $100. The Company's share value at that date on the OTC Bulletin Board was $0.05 per share.

      On October 31, 2003, the Company issued 7,200,000 common shares in settlement of administrative salaries for $360,000 and 100,000 common shares in settlement of office expenses for $5,000. The Company's share value at that date on the OTC Bulletin Board was $0.05 per share.

      Warrants and Options

      On January 29, 1999, the Company granted a total of 360,000 options to the President and Chief Executive Officer. The options vest in increments of 33% per year beginning one year from the date options were granted. The options are exercisable at $1.50 per share and expire on November 30, 2003. The total dollar value of the options at the date of grant calculated using Black-Scholes model was $406,800.

      On January 29, 1999, the Company granted 100,000 options to certain directors. The options vest after one year are exercisable at $1.50 per share and expire on November 30, 2003. The fair value of the options at that date of grant calculated using the Black-Scholes method was $98,000.

      On August 30, 1999 the Company granted 100,000 options to the Chairman of the board. The options vest after one year, are exercisable at $0.30 per share and expire on November 30, 2003. The fair value of the options at the date of grant calculated using the Black-Scholes method was $20,000.

      On February 22, 2000, the Company granted 50,000 options to the Vice Chairman of the Board. The options vest after one year, are exercisable at $1.50 per share and expire on November 30, 2003. The fair value of the options at the date of grant calculated using the Black-Scholes method was $28,500.

      On April 19, 2000 the Company granted 100,000 options to the Chairman of the Board. The options vest after one year, are exercisable at $1.50 per share and expire on November 30, 2003. The fair value of the options at the date of grant calculated using the Black-Scholes method was $68,000.

      On January 29, 2001, the Company granted 200,000 options to certain directors. The options vest after one year, are exercisable at $1.50 per share and expire November 30, 2003. The fair value of the options at the date of the grant calculated using Black-Scholes method was $56,000.

      On January 29, 2002, the Company granted 250,000 options to certain directors. The options vest after one year, are exercisable at $1.500 per share and expire November 30, 2003. The fair value of the options at the date of the grant calculated using the Black) Scholes method was $7,500.

Millenia Hope Inc.
 (A Company in the Development Stage)

Notes to Financial Statements
From Inception (December 24, 1997)
to November 30, 2003

      The following are the disclosure requirements of SFAS 123:

                                                                      Year ended       Year ended        Year ended
                                                                     Nov. 30, 2003    Nov. 30, 2002     Nov. 30, 2001
                                                                     -------------    -------------     -------------
      Paragraph 47 (a)
      1. Beginning of year - outstanding
             i.  number of options                                       160,000          910,000           710,000
             ii. weighted average exercise price                            1.48             1.47              1.46
      2. End of year - outstanding
             i.  number of options                                            --          160,000           910,000
             ii. weighted average exercise price                              --             1.48              1.47
      3. End of year - exercisable
             i.  number of options                                            --          910,000           590,000
             ii. weighted average exercise price                              --             1.47              1.45
      4. During the year - granted
             i.  number of options                                            --          250,000           200,000
             ii. weighted average exercise price                              --             1.50              1.50
      5. During the year - exercised
             i.  number of options                                            --               --                --
             ii. weighted average exercise price                              --               --                --
      6. During the year - forfeited
             i.  number of options                                            --               --                --
             ii. weighted average exercise price                              --               --                --
      7. During the year - expired
             i.  number of options                                            --               --                --
             ii. weighted average exercise price                              --               --                --

      Paragraph 47 (c) - Equity instruments other than options              none             none              none

      Paragraph 47 (f) - The terms of significant
      modifications of outstanding awards                                   none             none              none

      Paragraph 48 Options outstanding at the date of the
      latest statement of financial position presented:
      1. (a) Range of exercise prices                                         --      $0.30-$1.50       $0.30-$1.50
         (b) Weighted-average exercise price                                  --             1.48              1.46
      2. Weighted-average remaining contractual life (in months)              --            12.70             23.60

Millenia Hope Inc.
 (A Company in the Development Stage)

Notes to Financial Statements
From Inception (December 24, 1997)
to November 30, 2003

13.   Non-Cash Financing and Investing Activities

      On February 28, 2000, the Company issued 4,644,156 warrants to settle the following related party notes and long-term debt:

      --------------------------------------------------------------------------

      Notes payable                                               $ 1,172,648
      Long-term debt                                                  192,831
      Interest expense                                                 27,770
      --------------------------------------------------------------------------

                                                                  $ 1,393,249

      On May 29, 2000, the Company issued 5,000,000 shares of common stock and 5,000,000 warrants in exchange for 35,700,000 shares of Sword Comp-Soft, Corp. (Note 8)

      The company issued Common stock in settlement of marketing agreements and services as follows:

      Date                       Stock Issued           Value

      March 1999                  1,111,220          $1,514,215
      March 14, 2001                 30,000               7,500
      March 23, 2001                 25,000               6,250
      May 3, 2001                    20,000               5,000
      September 11, 2001             75,000              11,250
      December 2, 2001               25,000               3,125
      January 10, 2002              100,000              12,500
      January 17, 2002               68,750               8,594
      January 24, 2002              125,000              15,625
      February 21, 2002             150,000              18,750
      April 11, 2002                372,600              44,712
      April 25, 2002                270,000              32,400
      May 3, 2002                    13,650               1,638
      May 14, 2002                   32,000               4,480
      June 5, 2002                  200,000              28,000
      June 21, 2002                 100,000              14,000
      August 16, 2002                25,000               2,500
      October 14, 2002              105,000              14,700
      October 14, 2002            2,000,000             160,000
      November 14, 2002              13,400               1,340
      December 11, 2002             200,000              14,000
      July 11, 2003                  40,000               2,000
      August 15, 2003               500,000              25,000
      October 17, 2003            1,628,700              80,539
      October 31, 2003            7,300,000             365,000

Millenia Hope Inc.
 (A Company in the Development Stage)

Notes to Financial Statements
From Inception (December 24, 1997)
to November 30, 2003

On May 29, 2001, the Company purchased the exclusive rights to the oxygenation of intravenous solutions (note 10) in exchange for a $500,000 deposit, 6,000,000 shares in the Company and 2,000,000 shares held by the Company in its subsidiary, Sword Comp-Soft Corp.

On October 7, 2001, the Company purchased an interest in land, building and equipment (note 6) from a third party in exchange for a $500,000 deposit, 7,000,000 shares of the Company and 1,000,00 shares of the subsidiary company, Sword Comp-Soft. Corp.

On 2001, the Company issued 1,325,000 common shares in exchange for subscription receivables totaling $293,750.

In 2002, the Company issued 417,780 common shares in settlement of a note payable of $51,354.

On October 14, 2002,the Company issued 2,00,000 common shares in exchange for future marketing services totaling $160,000.

In 2002, the Company reallocated $37,500 of the subscription receivable to notes payable in a private transaction between two minority shareholders.

In 2002, the Company received payment of subscriptions receivable of $256,250 in exchange for settlement of marketing fees.

In 2002, the Company divested itself of 2,000,000 shares of Sword Comp-Soft in exchange for marketing services totaling $10,800.

      14. Segmented Disclosure

The Company's reportable segments are strategic business units which offer different products and services in the health industry. Each segment is managed separately as its is subject to different business objectives and marketing strategies.

The operation of the Company was comprised of two reportable segments: the product refinement and commercial production of Malarex, a drug for treatment and prevention of malaria, and the development and implementation of an Application Service Provider in the E-Health sector.

The Company's revenues to 2002 in the E-Health sector were from software consultation and internet hosting, both being incidental to the operations of the segment.

Millenia Hope Inc.
 (A Company in the Development Stage)

Notes to Financial Statements
From Inception (December 24, 1997)
to November 30, 2003

The following information is provided with respect to the Company's Operating
Segments:

                                  2003                      2002                                      2001
                                                        Application                               Application
                                                          Service                                   Service
                                                          Provider                                  Provider
                                 Malarex     Malarex      e-Health        Total        Malarex      E-Health        Total
Sales

Canada                             2,500   $    30,000   $   332,599   $   362,599   $    30,000   $   267,625   $   297,625
USA                                   --            --            --            --        81,000            --        81,000

Cost of sales                         --            --       165,799       165,799            --       205,410            --
Marketing expense                231,098       391,256        52,117       443,383        57,951            --        57,951
Development costs                  6,727        59,606            --        59,606       585,056            --       585,056
Interest revenue                 (30,360)           --            --            --            --       (10,180)       10,180
Interest expense                      --            --        12,489        12,489            --        14,580        14,580
Amortization of segment            1,042        13,323        13,196        36,519        13,648        18,835        32,481
fixed assets
Write-down of leasehold               --         2,663            --         2,663            --            --            --
improvements
Write down of notes                   --            --        70,000        70,000            --            --            --
receivable, related parties
Write-down of other assets            --     2,799,999            --     2,799,999            --            --            --
Bad debt                              --        81,000        98,377       179,377            --            --            --

Reconciliation of segment
loss

Segment income (loss)           (205,407)   (3,317,857)      (79,379)   (3,397,236)     (545,655)       38,982      (506,673)

Millenia Hope Inc.
 (A Company in the Development Stage)

Notes to Financial Statements
From Inception (December 24, 1997)
to November 30, 2003

                                   2003                 2002                                 2001
                                ---------   -------------------------------    -----------------------------------
                                                                Application                            Application
                                                                  Service                               Service
                                                                 Provider                               Provider
                                   Total    Malarex  e-Health      Total        Malarex    E-Health       Total
                                ---------   -------  --------   -----------    ---------   ---------   -----------
Unallocated amounts
  Administrative salaries         360,000        --        --            --           --          --            --
  General and                     102,105        --        --       172,094           --          --       105,154
  administrative expense
  Rent                             51,450        --        --        62,445           --          --        81,890
  (Gain) Loss on sale of         (746,808)       --        --         9,547           --          --            --
    subsidiary
                                ---------    ------   -------   -----------    ---------   ---------   -----------

  Gain (Loss) before            $  27,846        --        --   $(3,641,332)          --          --   $  (693,717)
    non-controlling Interest
                                ---------    ------   -------   -----------    ---------   ---------   -----------

Assets

  Additions to segment                           --        --            --          --        1,935         1,935
  other assets
  Additions to segment                           --        --            --    2,800,000          --     2,800,000
  fixed assets
  Segmented assets                638,252    35,734   313,551       349,285    2,802,455     367,777     3,170,230
                                ---------    ------   -------   -----------    ---------   ---------   -----------

Other assets and fixed assets are all allocated in Brazil and Canada respectively.

15. Comparative Figures

The financial statements for 2002 and 2001, presented for comparative purposes only, were examined and reported on by another accountant. The 2002 and 2001 figures were consolidated with those of its former subsidiary.