Form 10QSB
period 2004-02-29
MILLENIA HOPE INC
filed 2004-04-16
CIK 1060827

MILLENIA HOPE INC.
        (Exact name of Small Business Issuer as Specified in its Charter)

            DELAWARE                                             98-0213828
(State or other Jurisdiction of                               (I.R.S Employer
 Incorporation or Organization)                              Identification No.)

           4055 Ste Catherine st. suite 151, Montreal, Quebec H3Z 3J8
                    (Address of Principal Executive Offices)

          (514) 846-5757 Issuer's Telephone Number Including Area Code)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 29, 2004 Issuer had 52,885,517 outstanding shares of Common Stock.

                                      INDEX

PART I: FINANCIAL INFORMATION

      Item 1. Financial Statements

         Balance Sheet (Unaudited) at February 29, 2004.

         Statement of operations (Unaudited) for the three months ended February 29, 2004 and February 28, 2003 and from inception (December 24, 1997) to February 29, 2004.

         Statements of cash flows (Unaudited) for the three months ended February 29, 2004 and February 28, 2003 and from inception (December 24, 1997) to February 29, 2004.

          Notes to the Financial Statements (Unaudited)

      Item 2. Plan of Operations

PART II. Other Information

      Item 2. Sale of Unregistered Securities

      Item 6. Exhibits and Reports on Form

      Exhibit 31.1 Form of Officer's Certificate Pursuant to Section 302

      Exhibit 31.2 Form of Officer's Certificate Pursuant to Section 302

      Exhibit 32 Certification of Principal Executive Officer and
                 Principal Financial Officer

      SIGNATURES

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                              AT FEBRUARY 29, 2004
                                   (UNAUDITED)

                                     Assets

Current Assets
     Cash and cash equivalents                                      $    28,963
                                                                    -----------

       Total current assets                                              28,963
Notes Receivable - Related Party                                        545,455
Property and equipment, net                                               3,960
Other Asset                                                                   1
                                                                    -----------
Total assets                                                            578,379
                                                                    ===========

                      Liabilities and Shareholder's Equity

Current Liabilities
     Accounts payable and accrued liabilities                            66,339
     Notes payable (principally related parties)                             31
                                                                    -----------

       Total current liabilities                                         66,370
                                                                    -----------

 Shareholder's Equity
     Common Stock, $.0001 par value;
         Authorized 70,000,000 shares;
        issued and outstanding 52,885,517                                 5,289
     Warrants                                                         1,393,247
     Paid in Capital                                                  7,704,727
     Cost of Treasury Shares                                                100
     Deficit accumulated during the
      development stage                                              (8,591,354)
                                                                    -----------

       Total Shareholder's Equity                                       512,009
        Total liabilities and shareholder's equity                      578,379
                                                                    ===========

Read the accompanying significant notes to financial statements, which are an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF OPERATION
            FOR THE THREE MONTHS ENDED FEB. 29 2004 AND FEB. 28, 2003
               FROM INCEPTION (DEC. 24, 1997) THROUGH FEB 29, 2004
                                   (UNAUDITED)

                                                                                             Inception
                                                                                          (Dec. 24, 1997)
                                                                                              through
                                                       Feb. 29, 2004     Feb. 28, 2003     Feb. 29, 2004
Revenue:                                                $         --      $     47,630      $  1,073,718
Cost of Revenues                                                  --            24,352           579,211
                                                        ------------      ------------      ------------
                                                                  --            23,278           494,507
Operating expenses:
       Administrative Salaries                                    --                --           360,000
       Marketing                                              86,113           102,750         2,392,213
       Patent Rights                                              --                --         1,005,827
       Other Development Costs                                 1,044                --           928,948
       Rent                                                    7,500            14,650           411,205
      Travel                                                      --                --           234,859
       Selling, general and administrative expenses           16,148            13,162         1,492,105
                                                        ------------      ------------      ------------

          Total operating expenses                           110,805           130,562         6,825,157

Loss before other income (expense)                          (110,805)         (107,284)       (6,330,650)
                                                        ------------      ------------      ------------

Other income (expense)
Gain (Loss) on disposition of subsidiary                          --            25,000           737,262
Interest Income                                               10,573             1,708            53,964
Interest Expense                                                 (56)           (1,711)         (179,268)
Writedown of leasehold improvements                               --                --            (2,663)
Writedown of notes receivable, related parties                    --                --           (70,000)
Writedown of other assets                                         --                --        (2,799,999)
                                                        ------------      ------------      ------------

          Total other income (expense)                        10,517            24,997        (2,260,704)
                                                        ------------      ------------      ------------

Gain (Loss) before non-controlling interest                 (100,288)          (82,287)       (8,591,354)

Non-controlling interest                                          --            (2,582)               --

Net (Loss)                                              $   (100,288)     $    (79,705)     $ (8,591,354)
                                                        ============      ============      ============

Basic weighted average common shares outstanding          50,763,522        39,570,945        23,027,001
                                                        ============      ============      ============

Basic (Loss) per common share                           $    (0.0020)     $    (0.0025)     $    (0.3731)
                                                        ============      ============      ============

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF CASH FLOWS
           FOR THE THREE MONTHS ENDED FEB. 29, 2004 AND FEB. 28, 2003
               AND FROM INCEPTION (DEC. 24, 1997) TO FEB 29, 2004
                                   (UNAUDITED)

                                                                                        From inception
                                                                                        (Dec. 24, 1997)
                                                                                               To
                                                  Feb. 29, 2004      Feb. 28, 2003        Feb 29, 2004
Funds Provided (Used)

  Operating Activities

    Net Loss                                        $(100,288)        $   (79,705)        $(8,591,354)
        Amortization                                      208               3,400             110,645
        Non-controlling interest                           --              (2,582)                 --
        (Gain) loss on disposition of
       subsidiary                                          --                  --            (571,318)

       Sale of investment in subsidiary for
       services                                            --                  --              10,800
       Issue of capital stock for notes &
       services                                        85,000              33,450           2,385,367
       Issue of note for other development
       costs (subsequently converted to
       warrants)                                           --                  --             817,226
       Settlement of subscription receivable
       in exchange for marketing services                  --                  --             256,250
      Accrued interest income                         (10,573)             (1,708)            (53,964)
      Accrued interest expense                             31               1,711              29,605
      Interest expense settled with issuance
       of note (subsequently converted to
       warrants)                                           --                  --              27,770
      Write-down of leasehold improvements                 --                  --               2,663
    Write-down of notes receivable, related
       parties                                             --                  --              70,000
    Write-down of other assets                             --                  --           2,799,999
                                                     ------------------------------------------------
                                                      (25,622)            (45,434)         (2,706,311)
    (Increase) decrease in accounts
       receivables and prepaids                            --             (24,350)                 --
    Increase (decrease) in accounts  payable
       and accrued liabilities                         (43,511)            31,424             143,189
                                                     ------------------------------------------------
                                                      (69,133)            (38,360)         (2,563,122)

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF CASH FLOWS
           FOR THE THREE MONTHS ENDED FEB. 29, 2004 AND FEB. 28, 2003
              AND FROM INCEPTION (DEC. 24, 1997) TO FEB 29, 2004
                                  (UNAUDITED)

                                                                            From inception
                                                                          (Dec. 24, 2997) to
                                     Feb. 29, 2004       Feb. 28, 2003       Feb. 29, 2004
Financing Activities

     Bank Indebtedness                $        --         $       298         $        --
     Notes Payable                         (1,106)              3,000           1,367,277
     Issue of capital stock                    --              11,312           1,048,388
     Contribution to paid in
       capital                                 --                  --           1,165,000
                                      ---------------------------------------------------
                                           (1,106)             14,610           3,580,665

Investing activities

     Additions to fixed assets        $        --         $        --         $  (128,715)
     Deposits on future
       acquisition                             --                  --          (1,000,000)
     Issue of stock for
       subsidiary cash balance                 --                  --              40,628
     Repayment of subsidiary
       related party note
       receivable                              --                  --              34,233
     Collection of subsidiary
       share subscription
       receivable                              --              23,750              83,331
     Note receivable                       98,930                  --             (18,057)
                                      ---------------------------------------------------

                                           98,930              23,750            (988,580)
                                      ---------------------------------------------------

Increase (decrease) in cash                28,691                  --              28,963

     Cash and cash equivalents
      Beginning of period                     272                  --                  --
                                      ---------------------------------------------------

      End of period                   $    28,963         $        --         $    28,963
                                      ===================================================

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF CASH FLOWS
                                FEBRUARY 29, 2004
                                   (Unaudited)

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

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Millenia Hope Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

The company also recognized revenue from its former subsidiary, providing technology related services, such as internet site hosting and software consulting. Revenue was recognized when the service was performed.

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

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $ (100,288) for the three months ended February 29, 2004 as well as reporting net losses of $ (8,591,354) from inception (December 24, 1997) to February 29, 2004. As reported on the statement of cash flows, the Company had negative cash flows from operating activities of $ (69,133) for the three months ended February 29, 2004 and has reported deficient cash flows from operating activities of $ (2,563,122) from inception (December 24, 1997). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $ 1,048,388 and short-term debt $ 1,367,277 which is principally related party debt.

Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long-term relationships with other major organizations to develop and distribute the product MMH MALAREX(TM). Management anticipates generating revenue through the sales of MMH MALAREX(TM) during this fiscal year. The major shareholder's of the organization have committed to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead.

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

On March 5, 2003, the Company signed an agreement with its subsidiary company to divest itself of all of its common shares held in the subsidiary company, this being 30.7 million shares. The carrying value of net assets of the subsidiary company as at November 30, 2002 was approximately, $220,000. In exchange for the
30.7 million Sword shares transferred back to Sword Comp-Soft Corp., the former subsidiary company agreed to pay the Company $700,000 which is due no later than March 5, 2005. In addition, Sword transferred all rights and ownership of the application Service

Provider in the E-Health Sector business to the Company. As of February 29, 2004, Sword owed Millenia $545,455.

NOTE 6 - STOCKHOLDER'S EQUITY

Between February 4, 2004 and February 28, 2004 the Company issued 2,300,000 shares of common stock, pursuant to Regulation S, in settlement of marketing services and rental expenses.

NOTE 7 - PATENT RIGHTS

On May 31, 2001, Millenia Hope purchased from Liquid Asset Corp. the exclusive worldwide rights to oxygenate intravenous solutions until September 1, 2005 with an option to purchase these same rights for a further 5 years period. The purchase price for these rights to September 1, 2005, was $ 500,000 cash, 6 million Millenia Hope common shares and 2 million non-registered common shares of its then subsidiary, Sword Comp-Soft Corp, that were owned by Millenia.

NOTE 8 - OTHER ASSETS

On October 9, 2001, Millenia Hope acquired a 68% interest in assets, comprised of land, plant and equipment located in Brazil to be used in the production of MMH MALAREX(TM). The purchase price was $500,00 cash, 7 million Millenia Hope shares and 1 million non-registered common shares of its then subsidiary, Sword Comp-Soft Corp, that were owned by Millenia. These assets were to have been transferred to a newly formed corporation to be owned 68% by the company, by October 7, 2002. As this has not yet occurred and due to the fact that Millenia does not yet have registered ownership of these assets, the company has written down the assets to $1.

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

The business objectives of Millenia are twofold. First and foremost is to establish MMH MALAREX(TM) as an accepted control agent for the treatment and prevention of malaria throughout the world. Not only do we believe that MMH MALAREX(TM) is an effective anti-malarial drug, it will also be made available at prices that are adapted to the realities of the third world market for a new anti-malarial agent with no parasitic resistance. The availability and pricing of MMH MALAREX(TM), we believe, will ensure its acceptability and use in the fight against malaria. To this end the company is involved with ongoing clinical trials of MMH MALAREX(TM). As of April 10, 2004, Millenia Hope had received 11 sales authorizations from West African nations, Congo (Brazzaville), Guinea (Conakry), Togo, Burundi, Central African Republic, Benin, Gabon, Chad, Senegal, Niger and and the Democratic Republic of Congo and the Caribbean nation of the Dominican Republic. We are awaiting sales authorizations from several other West African nations. Based on management's best estimates, Millenia hopes to sell in excess of 400,000 treatments of MMH MALAREX(TM) or (over $ 3 million in US), by the end of fiscal 2004.

Millenia has adopted an extremely conservative sales forecast. In the face of anti-malarial drug resistance, the need for more effective treatments will continue to intensify. Once we have finalized our initial sales of MMH MALAREX(TM), the demand for MMH MALAREX(TM) should increase commensurately.

It is estimated the demand for MMH MALAREX(TM) will increase as it becomes one of the accepted choices in the fight against malaria. Millenia has chosen to remain conservative and has established a goal of capturing up to 2% ($200 million) of the marketplace within five years of its initial sales. According to the company's internal estimates, based upon it's knowledge of the industry, attaining this sales level will ensure the viability and profitability of the Company for its shareholders. No assurance can be given that the Company will meet its sales goals.

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

On March 5, 2003, Millenia divested its entire holding in Sword Comp-Soft, this being 30.7 million common shares. The aforementioned 30.7 million shares were tendered back to Sword Comp-Soft in exchange for $700,000 U.S., due March 5, 2005 and Sword's Medico Center site, Medico Research, any other related Medico ASP work and all the attended backup documentation, computer line code etc., all as per the agreement signed on March 5, 2003. As of February 28, 2004, Sword owed Millenia approximately $545,000.

The acquisition of Sword`s medical ASP's and Medico Records will be highly beneficial in the future, as Millenia's Scientific Aadvisory Committee of M.D.s and P.H.D.s with a wide range of expertise, will greatly aid the company in bringing to the market medical ASPs.

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

As per the agreement between Millenia Hope Inc. and Cibecol Industrial Farmaceutica Ltda, the assets purchased by Millenia Hope from Cibecol were to have been transferred into a newly formed corporation, to be owned 68% by Millenia Hope and 32% by Cibecol Industrial or any Cibecol designeee, by October 7, 2002. As this has not yet occurred, Millenia has decided to write down its investment in Cibecol to $ 1 pending the legal registration of its assets in the name of a newly formed corporation to be 68% owned by Millenia. Management fully expects to properly and legally formalize its deal with Cibecol during the ensuing period.

Millenia has incorporated a wholly owned Canadian subsidiary, Millenia Hope Pharmaceuicals Ltd. Millenia Pharmaceuticals will handle all marketing, distributing and sales of MMH MALAREX(TM). As well, Millenia Pharmaceuticals is investigating the ramifications and potentialities of building a research and production laboratory, to be located in the greater Montreal region.

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

On May31, 2001, Millenia Hope and Liquid Asset Corp. signed a purchase agreement, the terms of which give Millenia the exclusive worldwide rights to oxygenate intravenous solutions until September 1, 2005 with an option to purchase these same rights for a further 5 year period. The purchase price for these rights to September 1, 2005 was $500,000 in cash, 6 million Millenia Hope common shares and 2 million non-registered common shares of Sword Comp-Soft Corp. that were owned by Millenia.

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

Liquidity and cash flow needs of the company

From December 1st, 2003 to February 29, 2004 the company incurred cash operating and interest expenses in the amount of $ 15,288 while recording no net cash revenues. From March 1, 2004 to November 30th, 2004, the fiscal year end, the company anticipates that its net cash flow needs, will be $ 200,000 primarily to cover day today operating expenses. These funds will be covered by revenue received and any shortfalls will be met by the officers and certain shareholders as previously outlined.

Part II other information

Item 2: Sales of Unregistered securities

Date of             Title of         Number           Consideration            Exemption from
Sale                Security          Sold              Received            Registration claimed
02/04/2004        common shares       300,000        $15,000                    Regulation S
                                                     in settlement
                                                     of marketing
                                                     services

02/23/2004        common shares     1,000,000        $70,000                    Regulation S
                                                     in settlement
                                                     of marketing
                                                     services

02/28/2004        common shares     1,000,000        $76,850                    Regulation S
                                                     in settlement
                                                     of rental
                                                     expenses

(b)   Reports on Form 8-K

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Millenia Hope Inc.
                                  (Registrant)


Dated April 15, 2004                     By: /s/ Leonard Stella
                                         CEO