Form 10QSB
period 2004-05-31
MILLENIA HOPE INC
filed 2004-07-14
CIK 1060827

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 31, 2004 Issuer had 58,862,639 outstanding shares of Common Stock.

                                      INDEX

PART I: FINANCIAL INFORMATION

      Item 1. Financial Statements

         Balance Sheet (Unaudited) at May 31, 2004.

         Statement of operations (Unaudited) for the three months and six months ended May 31, 2004 and May 31, 2003 and from inception (December 24,
         1997) to May 31, 2004.

         Statements of cash flows (Unaudited) for the six months ended May 31, 2004 and May 31, 2003 and from inception (December 24, 1997) to May 31, 2004.

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

      SIGNATURES

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                                 AT MAY 31, 2004
                                   (UNAUDITED)
                                     Assets

Current Assets
     Cash and cash equivalents                                                  $       586
                                                                                -----------
       Total current assets                                                             586
Notes Receivable - Related Party                                                    589,396
Property and equipment, net                                                           3,752
Other Asset                                                                               1
                                                                                -----------
Total assets                                                                    $   593,735
                                                                                ===========

                      Liabilities and Shareholder's Equity

Current Liabilities
     Accounts payable and accrued liabilities                                   $    55,386
     Notes payable (principally related parties)                                         31
                                                                                -----------

       Total current liabilities                                                     55,417
                                                                                -----------

 Shareholder's Equity
     Common Stock, $.0001 par value;
        Authorized 70,000,000 shares;
        issued and outstanding 58,862,639                                             5,886
     Warrants                                                                     1,393,247
     Paid in Capital                                                              8,266,685
     Cost of Treasury Shares                                                            100
     Deficit accumulated during the
      development stage                                                          (9,127,600)
                                                                                -----------

       Total Shareholder's Equity                                                   538,318
       Total liabilities and shareholder's equity                               $   593,735
                                                                                ===========

Read the accompanying significant notes to financial statements, which are an integral part of this financial statement.

                               Millenia hope inc.
                      (a company in the development stage)
                             STATEMENT OF OPERATION
            FOR THE THREE MONTHS ENDED MAY 31, 2004 AND MAY 31, 2003
                       FROM INCEPTION THROUGH MAY 31, 2004
                                   (UNAUDITED)

                                                                                                                        Inception
                                                                                                                     (Dec. 24, 1997)
                                                                   Three months ended           Six months ended         through
                                                           May 31, 2004     May 31, 2003  May 31, 2004   May 31, 2003  May 31, 2004
Revenue:                                                             --             --             --    $    47,630      1,073,718
Cost of Revenues                                                     --             --             --         24,352        579,211
                                                            -----------    -----------    -----------    -----------    -----------
                                                                     --             --             --         23,278        494,507
Operating expenses:
   Administrative Salaries                                       13,733             --         13,733             --        373,733
   Marketing                                                    457,392         40,000        543,505        142,750      2,849,605
   Patent Rights                                                     --             --             --             --      1,005,827
   Other Development Costs                                       11,165             --         12,209             --        940,113
   Rent                                                           7,500         14,650         15,000         29,300        418,705
   Travel                                                         4,542             --          4,542             --        239,401
   Selling, general and administrative expenses                  51,696         25,569         67,844         38,731      1,543,801
                                                            -----------    -----------    -----------    -----------    -----------

      Total operating expenses                                  546,028         80,219        656,833        210,781      7,371,185
                                                            -----------    -----------    -----------    -----------    -----------

Loss before other income (expense)                             (546,028)       (80,219)      (656,833)      (181,503)    (6,876,678)

Other income (expense)
Gain (Loss) on disposition of subsidiary                             --        666,285             --        691,285        737,262
Interest Income                                                   9,782         10,720         20,355         10,717         63,746
Interest Expense                                                     --             --            (56)            --       (179,268)
Writedown of leasehold improvements                                  --             --             --             --         (2,663)
Writedown of notes receivable, related parties                       --             --             --             --        (70,000)
Writedown of other assets                                            --             --             --             --     (2,799,999)
                                                            -----------    -----------    -----------    -----------    -----------

      Total other income (expense)                                9,782        677,010         20,299        702,002     (2,250,922)
                                                            -----------    -----------    -----------    -----------    -----------

Gain (Loss) before non-controlling interest                    (536,246)       596,786       (636,534)       514,499     (9,127,600)

Non-controlling interest                                             --             --             --         (2,582)            --

Net (Loss) Income                                              (536,246)       596,786       (636,534)       517,081     (9,127,600)
                                                            ===========    ===========    ===========    ===========    ===========

Basic weighted average common shares outstanding             58,406,578     40,513,705     54,585,050     39,888,642     23,101,563
                                                            ===========    ===========    ===========    ===========    ===========

Basic (Loss) Income per common share                        $   (0.0092)   $    0.0147    $   (0.0117)   $    0.0130    $   (0.3951)
                                                            ===========    ===========    ===========    ===========    ===========

                               Millenia hope inc.
                      (a company in the development stage)
                             Statement of Cash Flows
                    For the SIX Months Ended mAY 31, 2004 and
                    MAY 31, 2003 And from Inception to (dec.
                            24, 1997) to MAY 31, 2004
                                   (UNAUDITED)
                                 From inception

                                                                                (Dec. 24, 1997)
                                                      Six Months Ended                      To
                                               May 31, 2004    May 31, 2003       May 31, 2004
Funds Provided (Used)

  Operating Activities

       Net (Loss) Income                          $(636,534)   $   517,081         $(9,127,600)
          Amortization                                  416          3,660             110,853
          Non-controlling interest                       --         (2,582)                 --
          (Gain) loss on disposition of                  --       (682,562)           (571,318)
            subsidiary

          Sale of investment in subsidiary for           --             --              10,800
            services
          Issue of capital stock for notes &        598,100         14,000           2,898,467
            services
          Issue of note for other development            --             --             817,226
            costs (subsequently converted to
            warrants)
          Settlement of subscription receivable          --             --             256,250
            in exchange for marketing services
          Accrued interest income                   (20,355)       (12,428)            (63,746)
          Accrued interest expense                       31          1,711              29,605
          Interest expense settled with issuance         --             --              27,770
            of note (subsequently converted to
            warrants)
          Write-down of leasehold improvements           --             --               2,663
          Write-down of notes receivable, related        --             --              70,000
            parties
          Write-down of other assets                     --             --           2,799,999
                                                  ---------    -----------         -----------
                                                    (58,342)      (161,120)         (2,739,031)
          (Increase) decrease in accounts                --         80,000                  --
            receivables and other assets
          Increase (decrease) in accounts payable   (54,464)        15,595             132,236
            and accrued liabilities
                                                  =========    ===========         ===========
                                                  $(112,806)   $   (66,525)        $(2,606,795)


                               Millenia hope inc.
                      (a company in the development stage)
                             Statement of Cash Flows
                    For the SIX Months Ended May 31, 2004 and
                    MAY 31, 2003 And from Inception to (dec.
                            24, 1997) to MAY 31, 2004

                                                                      From inception
                                          Six months ended        (Dec. 24, 2997) to
                                   May 31, 2004     May 31, 2003        May 31, 2004
Financing Activities

     Bank Indebtedness                 $     --     $    (4,288)        $        --
     Notes Payable                       (1,106)          3,000           1,367,277
     Issue of capital stock              49,455          67,828           1,097,843
     Contribution to paid in                 --              --           1,165,000
                                       --------     -----------         -----------
       capital
                                       $ 48,349     $    66,540         $ 3,630,120

Investing activities

     Additions to fixed assets         $     --     $        --         $  (128,715)
     Deposits on future                      --              --          (1,000,000)
       acquisition
     Issue of stock for                      --              --              40,628
       subsidiary cash balance
     Repayment of subsidiary                 --              --              34,233
       related party note
       receivable
     Collection of subsidiary                --              --              83,331
       share subscription
       receivable
     Note receivable                     64,771              --             (52,216)
                                       --------     -----------         -----------

                                       $ 64,771              --         $(1,022,739)
                                       --------     -----------         -----------

Increase (decrease) in cash                 314              15                 586

     Cash and cash equivalents              272              --                  --
      Beginning of period
                                       --------     -----------         -----------

      End of period                    $    586     $        15         $       586
                                       ========     ===========         ===========


                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF CASH FLOWS
                                  MAY 31, 2004
                                   (Unaudited)

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

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  May 31, 2004
                                   (Unaudited)

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

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $ (636,534) for the six months ended May 31, 2004 as well as reporting net losses of $ (9,127,600) from inception (December 24, 1997). As reported on the statement of cash flows, the Company had negative cash flows from operating activities of $ (112,806) for the six months ended May 31, 2004 and has reported deficient cash flows from operating activities of $ (2,606,795) from inception (December 24, 1997). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $ 1,097,843 and short-term debt $ 1,367,277 which is principally related party debt.

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

On March 5, 2003, the Company signed an agreement with its subsidiary company to divest itself of all of its common shares held in the subsidiary company, this being 30.7 million shares. The carrying value of net assets of the subsidiary company as at November 30, 2002 was approximately, $220,000. In exchange for the
30.7 million Sword shares transferred back to Sword Comp-Soft Corp., the former subsidiary company agreed to pay the Company $700,000 which is due no later than March 5, 2005. In addition, Sword transferred all rights and ownership of the application Service Provider in the E-Health Sector business to the Company. As of May 31, 2004, Sword owed Millenia $568,737.

NOTE 6 - STOCKHOLDER'S EQUITY

Between February 4, 2004 and February 28, 2004 the Company issued 2,300,000 shares of common stock, pursuant to Regulation S, in settlement of marketing services and rental expenses. Between March 1, 2004 and May 27, 2004 the company issued 5,977,122 shares of common stock, pursuant to Regulation S, in settlement of marketing and professional services, office expenses incurred and for funds received.

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

One of these trials was run on a product we call BEBE MALAREX(TM) or BABY MALAREX(TM), our anti-malarial specifically geared to young children. This study was run under the auspices of Dr. Wilfred Sylvain Nambei, Chief of Parasitology and Microbiology at the University of Bangui, in the Central African Republic. Dr. Nambei was assisted by Dr. Sepou-Yanza, a World Health Organization expert, Dr. E. Ngeumbi, Chief of the Public Health Service of the Republic of Central Africa, Dr. A. Namsenmo and Dr. M. Koula and Mr. N. Madji, heads of the country's anti-malarial efforts. The results of this study, run on 32 young patients, were excellent. The researchers concluded that MMH MALAREX(TM) is very well tolerated by the patients and is a highly effective medication. Full results will be made available upon their publication in a peer-reviewed journal. Dr. Nambei has also agreed, after viewing these positive results, to join Millenia Hope's scientific committee.

As of July 9, 2004, Millenia Hope had received 12 sales authorizations from West African and 1 East African nations, Congo (Brazzaville), Guinea (Conakry), Togo, Burundi, Central African Republic, Benin, Gabon, Chad, Senegal, Niger, Democratic Republic of Congo, Cameroon and Ghana and 1 from the Caribbean nation of the Dominican Republic. We are awaiting sales authorizations from several other African nations. Based on management's best estimates, Millenia hopes to sell in excess of 400,000 treatments of MMH MALAREX(TM) or (over $ 3 million in US), by the end of fiscal 2004.

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

On July 15, 2004 Millenia will hold its annual shareholder's meeting at the Hilton Wilmington Christiana in Newark, Delaware at 10 AM. Notices of said meeting were sent to all shareholders of record as of June 25, 2005. The proposals, to be put forth at this meeting, will be: 1) election of directors 2) increasing the authorized common shares from 70 million to 180 million and 3) authorizing 50 million shares of blank check preferred stock.

Liquidity and cash flow needs of the company

From December 1st, 2003 to May 31, 2004 the company incurred cash operating and interest expenses in the amount of $ 58,317 while recording no net cash revenues. From June 1, 2004 to November 30th, 2004, the fiscal year end, the company anticipates that its net cash flow needs, will be $ 140,000 primarily to cover day today operating expenses. These funds will be covered by revenue received and any shortfalls will be met by the officers and certain shareholders as previously outlined.

Part II other information

Item 2: Sales of Unregistered securities

Date of             Title of        Number           Consideration            Exemption from
Sale                Security        Sold             Received           Registration claimed
02/04/2004        common shares     300,000          $15,000                    Regulation S
                                                     in settlement
                                                     of marketing
                                                     services

02/23/2004        common shares     1,000,000        $70,000                    Regulation S
                                                     in settlement
                                                     of marketing
                                                     services

02/28/2004        common shares     1,000,000        $76,850                    Regulation S
                                                     in settlement
                                                     of rental
                                                     expenses

03/01/2004        common shares     4,215,000        $379,350                   Regulation S
                                                     in settlement of
                                                     marketing services

03/01/2004        common shares     350,000          $31,500                    Regulation S
                                                     in settlement
                                                     of office expense

03/01/2004        common shares     600,000          $54,000                    Regulation S

04/19/2004        common shares     112,122          $13,455                    Regulation S

04/19/2004        common shares     600,000          $72,000                    Regulation S
                                                     in settlement of
                                                     marketing services

05/27/2004        common shares     25,000           $3,250                     Regulation S
                                                     in settlement
                                                     of professional fees

05/27/2004        common shares     75,000           $9,000                     Regulation S

(b) Reports on Form 8-K

    None


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Millenia Hope Inc.
                                           (Registrant)


Dated:  July 14, 2004                   By: /s/ Leonard Stella
                                            CEO