Form 10QSB
period 2004-08-31
MILLENIA HOPE INC
filed 2004-10-15
CIK 1060827

MILLENIA HOPE INC.

        (Exact name of Small Business Issuer as Specified in its Charter)

                DELAWARE                                    98-0213828
    (State or other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)

           4055 Ste Catherine St. suite 151, Montreal, Quebec H3Z 3J8
                    (Address of Principal Executive Offices)

          (514) 846-5757 Issuer's Telephone Number Including Area Code)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 31, 2004 Issuer had 61,318,972 outstanding shares of Common Stock.

                                      INDEX

PART I: FINANCIAL INFORMATION

      Item 1. Financial Statements

            Balance Sheet (Unaudited) at August 31, 2004.

            Statement of operations (Unaudited) for the three months and nine months ended August 31, 2004 and August 31, 2003 and from inception (December 24, 1997) to August 31, 2004.

            Statements of cash flows (Unaudited) for the nine months ended August 31, 2004 and August 31, 2003 and from inception (December 24,
            1997) to August 31, 2004.

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

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                               AT AUGUST 31, 2004
                                   (UNAUDITED)

                                     Assets

Current Assets
     Cash and cash equivalents                                      $       125
                                                                    -----------
     Total current assets                                                   125
Notes Receivable - Related Party                                        587,595
Property and equipment, net                                               3,544
Other Asset                                                                   1
                                                                    -----------
Total assets                                                        $   591,265
                                                                    ===========

                      Liabilities and Shareholder's Equity

Current Liabilities
     Accounts payable and accrued liabilities                       $    59,742
     Notes payable (principally related parties)                            157
                                                                    -----------

       Total current liabilities                                         59,899
                                                                    -----------

 Shareholder's Equity
     Common Stock, $.0001 par value;
        Authorized 70,000,000 shares;
        issued and outstanding 61,318,972                                 6,132
     Warrants                                                         1,393,247
     Paid in Capital                                                  8,590,834
     Cost of Treasury Shares                                                100
     Deficit accumulated during the
      development stage                                              (9,458,947)
                                                                    -----------

       Total Shareholder's Equity                                       531,366
       Total liabilities and shareholder's equity                   $   591,265
                                                                    ===========

Read the accompanying significant notes to financial statements, which are an integral part of this financial statement.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF OPERATION
 FOR THE THREE MONTHS AND NINE MONTHS ENDED AUGUST 31, 2004 AND AUGUST 31, 2003
                     FROM INCEPTION THROUGH AUGUST 31, 2004
                                   (UNAUDITED)

                                                                                                          Inception
                                                                                                          (Dec. 24, 1997)
                                            Three months ended                Nine months ended           through

                                      Aug.31, 2004     Aug.31, 2003     Aug.31, 2004     Aug.31, 2003     Aug.31, 2004

Revenue:                                        --               --               --     $     47,630        1,073,718
Cost of Revenues                                --               --               --           24,352          579,211
                                      ------------     ------------     ------------     ------------     ------------
                                                --               --               --           23,278          494,507
Operating expenses:
   Administrative Salaries                  21,483               --           35,216               --          395,216
   Marketing                               275,825           40,000          819,330          182,750        3,125,430
   Patent Rights                                --               --               --               --        1,005,827
   Other Development Costs                   2,506               --           14,715               --          942,619
   Rent                                      7,500           14,650           22,500           43,950          426,205
   Travel                                       --               --            4,542               --          239,401
   Selling, general and
   administrative expenses                  34,242           44,104          102,086           82,835        1,578,043
                                      ------------     ------------     ------------     ------------     ------------

      Total operating expenses             341,556           98,754          998,389          309,535        7,712,741
                                      ------------     ------------     ------------     ------------     ------------

Loss before other
income (expense)                          (341,556)         (98,754)        (998,389)        (286,257)      (7,218,234)

Other income (expense)
Gain (Loss) on disposition
of subsidiary                                   --               --               --          691,285          737,262
Interest Income                             10,209           10,816           30,564           21,533           73,955
Interest Expense                                --               --              (56)              --         (179,268)
Writedown of leasehold
 improvements                                   --               --               --               --           (2,663)
Writedown of notes receivable,
 related parties                                --               --               --               --          (70,000)
Writedown of other assets                       --               --               --               --       (2,799,999)
                                      ------------     ------------     ------------     ------------     ------------

      Total other income (expense)          10,209           10,816           30,508          712,818       (2,240,713)
                                      ------------     ------------     ------------     ------------     ------------

Gain (Loss) before non-
controlling interest                      (331,347)          87,938         (967,881)         426,561       (9,458,947)

Non-controlling interest                        --               --               --           (2,582)              --

Net (Loss) Income                         (331,347)         (87,938)        (967,881)         429,143       (9,458,947)
                                      ============     ============     ============     ============     ============

Basic weighted average
common shares outstanding               60,119,875       41,556,747       55,405,055       41,000,796       23,156,592
                                      ============     ============     ============     ============     ============

Basic (Loss) Income
per common share                      $    (0.0055)    $    (0.0021)    $    (0.0175)    $     0.0105     $    (0.4085)
                                      ============     ============     ============     ============     ============

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED AUGUST 31, 2004 AND
                      AUGUST 31, 2003 AND FROM INCEPTION TO
                       (DEC. 24, 1997) TO AUGUST 31, 2004
                                   (UNAUDITED)

                                                                                  Inception
                                                                                  (Dec. 24, 1997)
                                                        Nine Months Ended         To
                                                  Aug. 31, 2004   Aug. 31, 2003   Aug. 31, 2004
Funds Provided (Used)

  Operating Activities

     Net (Loss) Income                             $  (967,881)    $   429,143     $(9,458,947)
        Amortization                                       624           3,920         111,061
        Non-controlling interest                            --          (2,582)             --
        (Gain) loss on disposition of                       --        (682,562)       (571,318)
          subsidiary
        Sale of investment in subsidiary for                --              --          10,800
          services
        Issue of capital stock for notes &             875,425          39,000       3,175,792
          services
        Issue of note for other development                 --              --         817,226
          costs (subsequently converted to
          warrants)
        Settlement of subscription receivable               --              --         256,250
          in exchange for marketing services
        Accrued interest income                        (30,564)        (23,370)        (73,955)
        Accrued interest expense                            31           1,837          29,605
        Interest expense settled with issuance              --              --          27,770
          of note (subsequently converted to
          warrants)
        Write-down of leasehold improvements                --              --           2,663
        Write-down of notes receivable, related             --              --          70,000
          parties
        Write-down of other assets                          --              --       2,799,999
                                                   -----------     -----------     -----------
                                                      (122,635)       (234,614)     (2,803,054)
        (Increase) decrease in accounts                     --         118,000              --
          receivables and other assets
        Increase (decrease) in accounts payable        (50,422)         21,135         136,592
          and accrued liabilities
                                                   ===========     ===========     ===========
                                                   $  (172,787)    $   (95,479)    $(2,666,462)
                                                   -----------     -----------     -----------

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED AUGUST 31, 2004 AND
                      AUGUST 31, 2003 AND FROM INCEPTION TO
                       (DEC. 24, 1997) TO AUGUST 31, 2004

                                                                       From inception
                                                                       (Dec. 24, 2997)
                                          Nine months ended            to
                                  August 31, 2004   August 31, 2003    August 31, 2004
Financing Activities

     Bank Indebtedness              $        --       $    (4,288)      $        --
     Notes Payable                         (970)           10,765         1,367,413
     Issue of capital stock              96,525            89,352         1,144,913
     Contribution to paid in                 --                --         1,165,000
          Capital
                                    -----------       -----------       -----------

                                    $    95,555       $    95,829       $ 3,677,326
                                    -----------       -----------       -----------

Investing activities

     Additions to fixed assets      $        --       $        --       $  (128,715)
     Deposits on future                      --                --        (1,000,000)
       acquisition
     Issue of stock for                      --                --            40,628
       subsidiary cash balance
     Repayment of subsidiary                 --                --            34,233
       related party note
       receivable
     Collection of subsidiary                --                --            83,331
       share subscription
       receivable
     Note receivable                     76,771                --           (40,216)
                                    -----------       -----------       -----------
                                    $    76,771                --       $(1,010,739)
                                    -----------       -----------       -----------
Increase (decrease) in cash                (461)              350               125

     Cash and cash equivalents              586                --                --
      Beginning of period
                                    -----------       -----------       -----------
      End of period                 $       125       $       350       $       125
                                    ===========       ===========       ===========

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF CASH FLOWS
                                 AUGUST 31, 2004
                                   (UNAUDITED)

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

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 2004
                                   (UNAUDITED)

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

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $ (331,347) for the nine months ended August 31, 2004 as well as reporting net losses of $(9,548,947) from inception (December 24, 1997). As reported on the statement of cash flows, the Company had negative cash flows from operating activities of $(172,787) for the nine months ended August 31, 2004 and has reported deficient cash flows from operating activities of $ (2,666,462) from inception (December 24, 1997). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $ 1,144,913 and short-term debt $1,367,413 which is principally related party debt.

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

On March 5, 2003, the Company signed an agreement with its subsidiary company to divest itself of all of its common shares held in the subsidiary company, this being 30.7 million shares. The carrying value of net assets of the subsidiary company as at November 30, 2002 was approximately, $220,000. In exchange for the
30.7 million Sword shares transferred back to Sword Comp-Soft Corp., the former subsidiary company agreed to pay the Company $700,000 which is due no later than March 5, 2005. In addition, Sword transferred all rights and ownership of the application Service Provider in the E-Health Sector business to the Company. As of August 31, 2004, Sword owed Millenia $587,595.

NOTE 6 - STOCKHOLDER'S EQUITY

Between February 4, 2004 and February 28, 2004 the Company issued 2,300,000 shares of common stock, pursuant to Regulation S, in settlement of marketing services and rental expenses. Between March 1, 2004 and May 27, 2004 the company issued 5,977,122 shares of common stock, pursuant to Regulation S, in settlement of marketing and professional services, office expenses incurred and for funds received. Between June 1, 2004 and August 25, 2004 the company issued 2,456,333 shares of common stock, pursuant to regulation S, in settlement of marketing services, general expenses and for funds received.

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

As of September 30, 2004, Millenia Hope had received a total of 16 sales authorizations, 14 from West African and 1 East African nations, Congo (Brazzaville), Guinea (Conakry), Togo, Burundi, Central African Republic, Benin, Gabon, Chad, Mali, Senegal, Niger, Democratic Republic of Congo, Cameroon, Guinea (Equatorial) and Ghana and 1 from the Caribbean nation of the Dominican Republic. We are awaiting sales authorizations from several other African nations. Based on management's best estimates, Millenia hopes to sell between 200,000 and 400,000 treatments of MMH MALAREX(TM) or (between $ 2 million and $ 4 million US), by the end of fiscal 2004.

Millenia has adopted an extremely conservative sales forecast. In the face of anti-malarial drug resistance, the need for more effective treatments will continue to intensify. Once we have finalized our initial sales of MMH MALAREX(TM), the demand for MMH MALAREX(TM) should increase commensurately.

It is estimated the demand for MMH MALAREX(TM) will increase as it becomes one of the accepted choices in the fight against malaria. Millenia has chosen to remain conservative and has established a goal of capturing up to 2% ($200 million) of the marketplace within five years of its initial sales. According to the company's internal estimates, based upon its knowledge of the industry, attaining this sales level will ensure the viability and profitability of the Company for its shareholders. No assurance can be given that the Company will meet its sales goals.

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

The acquisition of Sword's medical ASP's and Medico Records will be highly beneficial in the future, as Millenia's Scientific Advisory Committee of M.D.s and P.H.D.s with a wide range of expertise, will greatly aid the company in bringing to the market medical ASPs.

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

As per the agreement between Millenia Hope Inc. and Cibecol Industrial Farmaceutica Ltda, the assets purchased by Millenia Hope from Cibecol were to have been transferred into a newly formed corporation, to be owned 68% by Millenia Hope and 32% by Cibecol Industrial or any Cibecol designee, by October 7, 2002. As this has not yet occurred, Millenia has decided to write down its investment in Cibecol to $ 1 pending the legal registration of its assets in the name of a newly formed corporation to be 68% owned by Millenia. Management fully expects to properly and legally formalize its deal with Cibecol during the ensuing period.

Millenia has incorporated a wholly owned Canadian subsidiary, Millenia Hope Pharmaceuticals Ltd. Millenia Pharmaceuticals will handle all marketing, distributing and sales of MMH MALAREX(TM). As well, Millenia Pharmaceuticals is investigating the ramifications and potentialities of building a research and production laboratory, to be located in the greater Montreal region.

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

Millenia expects to introduce, in the future, a new product called 02-IV, oxygenated intravenous solutions. Intravenous solution recipients will now be able to derive a positive boost from the extra dose of oxygen delivered directly to their blood stream. As per the January 1999 article in the Canadian Journal of Health & Nutrition titled, "Oxygen Boosts Performance "(the benefits of additional oxygen for the body are numerous). The North American intravenous solution market, per estimates of Frost & Sullivan, is approximately $1.3 billion and the rest of the international market is about an additional $1.5 billion.

On July 15, 2004 Millenia held its annual shareholder's meeting at the Hilton Wilmington Christiana in Newark, Delaware at 10 AM. The proposals, put forth at this meeting, were: 1) election of directors 2) increasing the authorized common shares from 70 million to 180 million and 3) authorizing 50 million shares of blank check preferred stock.

The following directors were elected or re-elected: Leonard Stella (CEO), Yehuda Kops COO), Hugo Valente (CFO, Sr. VP) and Raymond Roy (Executive VP), the shareholders also approved the increase in common shares to 180 million and the authorization of 50 million blank check preferred shares.

On July 20, 2004 Dr. Alexander Kavic was appointed, by the Board of Directors as its Vice-Chairman and the currently acting Chairman of Millenia Hope's Board of Directors.

Dr. Kavic received his M.D. in 1968 and his Board certification in Emergency Medicine in 1987. Dr. Kavic's many professional appointments, medical consultanships, licensures and volunteer placements are too numerous to list. Amongst his accomplishments, over the previous 4 decades, are the Chairmanship of the Aliquippa Community Hospital and its sister foundation and being elected as a member of the Board of Trustees and Chairman of the Department of Emergency Medicine of Monsour Medical Center.

On August 5, 2004 Dr. Roger Kante vacated his position as Senior Executive VP of Millenia. His duties have been allocated between several of the other officers of the company. Although no longer an officer of Millenia, Dr. Kante will remain a valued member of our Scientific Advisory Committee.

Liquidity and cash flow needs of the company

From December 1st, 2003 to August 31, 2004 the company incurred cash operating and interest expenses in the amount of $ 64,023 while recording no net cash revenues. From September 1, 2004 to November 30th, 2004, the fiscal year end, the company anticipates that its net cash flow needs, will be $ 65,000 primarily to cover day to day operating expenses. These funds will be covered by revenue received and any shortfalls will be met by the officers and certain shareholders as previously outlined.

Part II other information

Item 2: Sales of Unregistered securities

Date of           Title of          Number         Consideration              Exemption from
Sale              Security          Sold           Received                   Registration claimed

02/04/2004        common shares     300,000        $15,000                    Regulation S
                                                   in settlement
                                                   of marketing
                                                   services

02/23/2004        common shares     1,000,000      $70,000                    Regulation S
                                                   in settlement
                                                   of marketing
                                                   services

02/28/2004        common shares     1,000,000      $76,850                    Regulation S
                                                   in settlement
                                                   of rental
                                                   expenses

03/01/2004        common shares     4,215,000      $379,350                   Regulation S
                                                   in settlement of
                                                   marketing services

03/01/2004        common shares     350,000        $31,500                    Regulation S
                                                   in settlement
                                                   of office expense

03/01/2004        common shares     600,000        $54,000                    Regulation S

04/19/2004        common shares     112,122        $13,455                    Regulation S

04/19/2004        common shares     600,000        $72,000                    Regulation S
                                                   in settlement of
                                                   marketing services

05/27/2004        common shares     25,000         $3,250                     Regulation S
                                                   in settlement
                                                   of professional fees

05/27/2004        common shares     75,000         $9,000                     Regulation S

06/24/2004        common shares     1,245,000      $180,525                   Regulation S
                                                   in settlement
                                                   of marketing services

06/24/2004        common shares     280,000        $40,600                    Regulation S

07/21/2004        common shares     43,333         $6,470                     Regulation S

07/21/2004        common shares     10,000         $1,500                     Regulation S
                                                   in settlement of
                                                   general expenses

07/21/2004        common shares     150,000        $22,5000                   Regulation S
                                                   in settlement
                                                   marketing services

08/25/2004        common shares     728,000        $72,800                    Regulation S
                                                   in settlement of
                                                   marketing services

(b)   Reports on Form 8-K

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Millenia Hope Inc.
                                  (Registrant)

Dated: October 15, 2004                                 By: /s/ Leonard Stella
                                                        CEO