Form 10KSB
period 2004-11-30
MILLENIA HOPE INC
filed 2005-04-11
CIK 1060827

MILLENIA HOPE INC.
                               Filing Type: 10KSB
                           Description: Annual Report
                            Filing Date: April 8,2005
                          Period End: November 30, 2004

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

For the fiscal year ended November 30, 2004

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

4055 St. Catherine West, Suite 151
Montreal, Quebec                            H3Z 3J8
(ADDRESS OF principal Executive Offices)    Zip Code

Issuer's telephone number: (514) 846-5757

Securities registered pursuant to section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act" Common stock, par value $0.0001 per share

Preferred stock, par value $0.0001 per share. Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year: $0

As of March 31, 2005, the aggregate market value of the issuer's common stock based on its reported last sale price on the OTC Bulletin Board) held by non-affiliates of the issuer was approximately $16,064,137. At March 31, 2005, 88,030,684 shares of issuer's common stock were outstanding.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8a  Controls and Procedures

PART III

Item 9   Directors and Executive Officers of the Registrant
Item 10  Executive Compensation
Item 11  Security Ownership of Certain Beneficial Owners and Management
Item 12  Certain Relationships and Related Transactions

PART IV

Item 13  Exhibits, Financial Statement Schedules and Reports on Form 8-K
Item 14. Principal Accountant Fees and Services

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

(b)   Business of Issuer

MILLENIA was formed to further develop and distribute an anti-malarial agent called MMH MALAREX(TM) (the "Product"). As disclosed later, the Company has also acquired the rights to another anti-material agent, TRANEX18.

Millenia's goal as a biopharmaceutical corporation is to both purchase and develop patented drugs dealing with infectious diseases specifically, but not exclusively, anti-malarial agents. To date, the Company has had only insignificant sales. Further, internally generated funds are not sufficient to fund the operation of the Company for the upcoming fiscal year. However, the officers and directors have committed to fund the operations of the Company for the next fiscal year. (See note 3 of the financial statements)

MALARIA, THE DISEASE

Malaria is predominant in four regions of the world:

     Africa
     India
     South East Asia
     Central and South America

Malaria is one of the most debilitating diseases in the developing world today. Once thought to be virtually eradicated, malaria has resurfaced to affect over 500 million people annually. And that is only the reported cases. It is suspected that the reported cases may represent less than one third of actual existing cases. It is now known that mosquitoes have not only been able to develop an immunity to the chemical insecticides used to control breeding but, they have also developed resistance to many of the most commonly used anti-malarial drugs on the market today.

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

Four species of malaria parasites cause disease in humans:

     Plasmodium vivax
     P. Malariae
     P. Falciparum
     P. Ovale.

The World Health Organization estimates that some 500 million people each year are affected by malaria. The effect that malaria has on the world is truly devastating, particularly on women. Malaria accounts for almost 3 million deaths, a large portion of which are children. Children are dying from malaria at the rate of 20,000 a week. Malaria is a major cause of death in first-time mothers and is the leading cause of death of African children under the age of 5.

P. Falciparum is the most common and causes the majority of deaths, accounting for approximately 90% of African and about 50% of India, South East Asia and

Latin America malaria cases. P. Falciparum is the form of malaria that Millenia Hope is working to combat, accounting for approximately 55-60% or 275-300 million of the known cases of malaria and approximately 850,000 - 1,500,000 deaths.

The economic losses affected with malaria are estimated at US$ 12 billion annually and if the trend is not reversed will soon continue to escalate. A single bout of malaria is estimated to cost a sum equivalent to 10-20 working days in India or Africa.

CURRENTLY AVAILABLE TREATMENTS

In the pursuit of the eradication of malaria, scientists and researchers have developed many different drugs to battle the parasite. As the parasite develops a resistance to an earlier generation of medications, researchers must continue to look for other drug combinations that will be effective in controlling the disease.

As per the Malaria Foundation International (2004), malaria now kills more people than it did 3 decades ago. The WHO has made the roll back of Malaria, by 50% during the decade ending 2011, one of its 4 major objectives of the current decade.

Quinine, a natural product from the bark of the cinchona tree, was one of the first treatments for malaria and appeared in the 17(th) century. It is still effective but can be toxic. Quinine remained the drug of choice for treatment and prevention until 1942 when it was replaced by chloroquine. With widespread chloroquine resistance, quinine together with artemether have once again become an important treatment for malaria.

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

Artemisinins, (derived from an ancient Chinese herbal remedy) comprise a family of products. The two compounds most widely used, mainly in South East Asia, are artemether and artesunate, They are not yet widely used in part due to toxicity fears. Due to the high rate of treatment failures, artemisinins are now also being combined with other anti malarial agents and are becoming one of the drugs of choice.

Currently, drugs based on new compounds are being tested. The aforementioned information was reported in the Malaria Foundation Fact Pack, updated as of February 2004, Section 8. The Fact Pack can be found at www.malaria.org.

An analysis of the current problems being experienced with the available drugs as listed by the Malaria Foundation Fact Pack and summarized above leads to the conclusion that all of the above families of anti-malarial agents have the same problem in common: the resistance developed by malaria to a greater or lesser degree to each of the above mentioned drugs.

As per a study done by the Center for Disease Control (CDC) in Atlanta, Georgia,
(2001),
there is up to 70% resistance to three most likely used anti-malarials in West Africa, Chloroquine, Sulfadoxone and Mefloquine. It is imperative to develop new anti-malarial drugs to fight the problem of parasitic resistance to the drugs currently being used. As of 2004 the WHO issued an edict to its constituent agencies to stop funding chloroquine, sulfodoxone and mefloquine, due to their ineffectiveness based on their parasitic resistance problem.

PRODUCT HISTORY

MMH MALAREX(TM)

The Pau Pereira is a tropical rain forest tree that exists in over 100 different species. These trees, having healing properties, have been used by indigenous healers in Brazil, over the centuries to cure an assortment of ailments.

The final refining process, using the species called Peschiera Fuelsiaefolia found in Brazil and Madagascar, was successfully implemented by the research team of Silvia Rossi and Guiseppe Motta, operating in Europe in 1997. Thereafter, Millenia bought all rights to MMH MALAREX(TM) from the co-owners of the patent applications, Mr. Rossi and Mr. Motta on January 7, 1998. Currently, Millenia has been given the authorization to sell MMH MALAREX(TM) in 14 West African countries, Guinea (Conakry), and Congo (Brazzaville), Togo, Benin, Burundi, Central African Republic, Gabon and Chad, Niger, Mali, Senegal, Democratic Republic of Congo, Guinea (Equatorial) and Cameroon the East African nation of Ghana, as well as the Caribbean nation of the Dominican Republic.

Extracted from natural sources, MMH MALAREX(TM) is not a synthetically derived drug. MMH MALAREX(TM) has had successful tests in the treatment of malaria and is continuing with further ongoing tests to bolster its scientific platform, to further validate its safeness, to allow it to continue to receive further selling authorizations and to improve the efficacy and usefulness of the product.

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

In 2001 Millenia acquired an interest in the assets of Cibecol Industrial Farmaceutica Ltda (see note 6 to the Financial Statement). Once MMH Malarex(TM) goes into full scale commercialization, Millenia will use the Brazilian facility for the production of voacamine, the active agent in MMH MALAREX(TM). Brazil is one of the major sources of the raw material, Peschiera Fuchsiaefolia, needed to produce MMH MALAREX(TM).

The encapsulation and packaging of MMH MALAREX(TM) is done by Ropack, a HACCP, cGMP and ISO 9002 firm in Montreal, Canada. Sufficient raw material exists to ensure the supply required to meet and surpass our sales objectives and to meet expected demand for the foreseeable future. The current product requires no more development and will be manufactured and sold in its current state.

TRANEX18

In January 2005, Millenia Hope acquired the global patent rights to develop, manufacture and distribute, for all indications, TRANEX18, whose active ingredient is Tetrandrine, from inventor Dr. Knox Van Dyke, an internationally renowned researcher from the University of West Virginia.

TRANEX18 aids the treatment of drug resistant strains of malaria when administered together with standard therapies. Dr. Knox Van Dyke is scheduled to present clinical data and trial proposals to the Medicines for Malaria Venture
(MMV), a non-profit organization, charged with the mission to identify and fund new antimalarial medications. Furthermore, TRANEX18 will be tested at the Walter Reed Medical Center in Washington, DC, for its Anti-malarial properties.

TRANEX18 also demonstrated efficacy in colorectal cancer patients in the clinical setting. Phase III FDA trials, in this indication, are ongoing in the United States.

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

Estimates of expenditures on treatment for the control and prevention of malaria are in excess of US$10 Billion annually. The World Bank, per its figures, allocates US$ 2.5 Billion to third world countries for treatments of insidious African disease, specifically malaria.

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

Millenia is currently poised to begin selling MMH MALAREX(TM) in significant quantities. To this end, it is in the final stages of negotiations to sell MMH MALAREX(TM) in Africa.

PATENTS AND OTHER RIGHTS PURCHASED

Millenia has purchased the patent rights and all other rights to MMH MALAREX(TM) and TRANEX18, as well as all its attended research and development data, from the commencement of initial research to the extraction of the drug. In the future, as other products are developed and come on line or are purchased, Millenia will take all necessary steps to see that its product have the full measure of legal protection. Furthermore; should there be any questions of infringement on its proprietary rights, Millenia will be aggressive in asserting its legal position.

Currently, its 2 anti-Malarial drugs, MMH MALAREX(TM) and TRANEX18, are protected under patent applications filed covering their development. All the required documentation has been filed along with the patent applications.

In 1997 Millenia Bought all rights to MMH MALAREX(TM). This included but was not exclusive of Italian Patent applications, PCT (international) Patent Applications, all patents derived from the aforementioned, all priority rights and all commercial and non-commercial rights without limitation. No residual rights belong to the co-discoverers. An Italian patent Application registered MMH MALAREX(TM) on March 26, 1998 for use as an anti-malarial agent and any secondary medicinal uses that may be found in the course of testing or further research. PCT (International) Patent Application for the same usage was filed on March 25, 1999.

A US Patent Application was registered for TRANEX18 September 26, 2000. In September 2000, Millenia's PCT (International) Patent Application for MMH MALAREX(TM), was accepted. Millenia is currently in the process of registering upgraded international patent protection. As well, Millenia has made registered use and trademark applications for MMH MALAREX(TM). Following recent tests, the company foresees registering further patent coverage in other indications, as well.

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

Toxicity In-Vivo Study (Sprague - Dawley rats) - ITR Laboratories - 2001

      - Single oral administration of MMH MALAREX(TM) - free of harmful effects at the very high dosage level of 2000 mg/kg.

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

      - 96.6% of the patients were ready to take MMH MALAREX(TM) again should they incur another episode of malaria.

      -     November 2003, 102 patients suffering Falciparum Malaria

      - Comparative test with Camoquine-quinine based established anti-malarial

      - Positive results achieved vs. Camoquine in both efficacy and lack of negative side effects.

      Trial done by Max Koula, National Co-ordinator of the Republic of Central Africa's anti-malarial program, Dr. Etienne Fernand Gbagba, Chief of Emergency Medical Services at Community Hospital in Bangui, Republic of Central Africa and Dr. Wilfred Nambei, an immunologist and the head of Parasitology and Microbiology at the University of Bangui.

      -     February 2004, 31 patients suffering Falciparum Malaria

      - 93.5% of the patients exhibited positive clinical responses (per WHO guidelines) after 5 days of treatments

      -     Side effects - slight cases of dizziness, earaches and vomiting

                  Upcoming trials

MMH MALAREX(TM) for children is presently being tested in a comparative study of 360 children, from 12 to 60 months of age, that have non-complicated malaria against another called Arthemisinin. This study is being conducted by Dr. Nambei in RCA, using World Health Organizations (WHO) protocols and monitored by WHO, UNICEF and the Pasteur Institute. This product is in the form of a liquid shake, making it easier for younger children to swallow.

A second trial, utilizing WHO protocols for comparative studies, in conjunction with the Minister of Public Health of RCA and Dr. Nambei, on 52 patients, will start in summer 2005, in order to assess the efficacy of our product as a frontline treatment against malaria. This will also allow Millenia Hope the opportunity of presenting our product as an efficient and effective treatment, to be included in the arsenal of anti-malarial agents by WHO.

Millenia, in conjunction with L'Organizacion Pan-American de la Salute, the Pan-American regional office of the World Health Organization (WHO), will be conducting clinical Human Trials in the Caribbean nation of the Dominican Republic, expected within the upcoming year.

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

As well, all countries require certain protocols be followed in order to grant selling authorizations for a pharmaceutical product. Millenia Hope has followed those protocols and procedures and has received 16 country selling authorizations, to date. Several other requests for selling authorizations are pending and Millenia expects a positive response in those cases, as well.

PRODUCT LIABILITY

Any drug or pharmaceutical product poses, by its nature, some level of risk. Since drugs are widely disseminated among populations, all precautions must be taken to ensure that the potential risk of any drug is kept to the barest minimum. Since MMH MALAREX(TM) is an all natural products and not chemically produced, its potentially damaging side effects are minimized. This does not mean that no side effects might occur, even with the most rigorous testing standard applied, but rather that by their nature this compound is inherently less susceptible. This being noted, as the product has been authorized for use as an anti-malarial drug in 16 countries, and will soon be entering the commercialization phases, the Company is negotiating with several liability insurance carriers to obtain the appropriate liability and product insurance commensurate with the statistical risk factors.

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

On March 5, 2003, Millenia divested its entire holding in Sword Comp-Soft, this being 30.7 million common shares. The aforementioned shares were tendered back to Sword Comp-Soft, in exchange for a $700,000 U.S. note, due June 30, 2006, Sword's Medico Center site, Medico Research, any other related Medico ASP work and all the attended backup documentation, computer line code etc., all as per the agreement signed on November 5, 2003. As of November 30, 2004, Sword owed Millenia approximately $559,000, which has been fully reserved.

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

Cibecol, incorporated and headquarted in Brazil and one of the largest phyto-pharmaceutical plants in Southern Brazil, operates a 20,000 square foot manufacturing facility and also owns 82 hectares of arable land, located, Porto Allege, Brazil. Millenia will use the Brazilian facility for the production of Voacamine, the active agent in MMH MALAREX(TM), once the commercialization of MMH MALAREX(TM) commences.

As per the agreement between Millenia Hope Inc. and Cibecol Industrial Farmaceutica Ltda, the assets purchased by Millenia Hope from Cibecol were to have been transferred into a newly formed corporation, to be owned 68% by Millenia Hope and 32% by Cibecol Industrial or any Cibecol designee, by October 7, 2002. As this had not yet occurred and due to lapses of communication with Cibecol, Millenia decided to write down its investment in Cibecol to $ 1 pending the legal registration of its assets. Management fully expects to properly and legally formalize its deal with Cibecol.

Employees

At the current time the following ten officers of the company are its only employees:

Dr. Alexander Kavic - Vice Chairman of the Board of Directors

Evaluating ongoing projects and developments. Initiates future strategic plans and has the deciding vote at any dead-locked Board meeting. Devotes 1 day per week to company matters. Resident of Pittsburgh, Pennsylvania.

Mr. Leonard Stella - Chief Executive Officer - Director.

Responsible for the day to day operations of the Company, strategic planning and operational coordination. Heads the sales and marketing team and also handles overall coordination of all scientific data, testing etc. Devoting full time to the company - resident of Montreal.

Mr. Yehuda Kops - Chief Operating Officer - Director.

Oversees all accounting functions, bank accounts, budgeting, financial statements, cash flow projections, etc. and is involved with reporting requirements as well as long term strategic planning together with the CEO and CFO. Full time devoted to Company - resident of Montreal.

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

Mr. Raymond Roy - Executive VP - Director.

Responsible for Investor Relations, Coordination of public relations and monetary and fiscal management. Devotes full time- Montreal resident

Dr. Meir Sacks - Chief of Pharmacology.

Responsible for coordinating and overseeing all medical and scientific testing, assessing any deficiencies in the scientific methodology of Millenia and rectifying them. Identify new antimalarial agents and helps raise the efficacy of MMH MALAREX(TM). Heads the Scientific Advisory Committee. Devotes 1 day a week to the company and is always available for consultations and scientific discussions - resident of Pittsburgh, Pennsylvania.

Dr. Soriba Cisse - VP research and Development

Responsible for evaluation and coordination of all scientific data and trials and ensuring that MMH MALAREX(TM)'s scientific platform is comprehensive and complete. Work done under and in conjunction with Dr. Sacks. Devotes full time to company - Montreal resident.

Mr. Jacky Quan - Executive VP - Treasurer

Responsible for oversight of the Asian, South American and Caribbean markets. Ascertains that sufficient funds are present for Millenia to fulfill its day to day operating obligations. Full time employee of Millenia - Montreal resident.

Mr. Thomas Bourne - Secretary

Responsible for minute book, shareholder lists etc. Devotes 1 day every 2 or 3 weeks, as needed. Resident of Boca Raton, Florida and is a self employed financial manager.

Mr. Jeffrey Brooks - VP Operations

Responsible for all phases of production and quality control of MMH MALAREX(TM) and other future products, when commercialization commences. Currently devotes 2 days a month to the company - Montreal resident.

Mrs. Antigoni Liapis - Executive Secretary

Full set of secretarial responsibilities. Full time employee - Montreal
Resident.

In addition to its ten officers and executive secretary, as part of its lease, the Company has access to additional clerical services. None of the Company's employees belong to a union and the Company believes that its relations with its employees are good. The company knows of no conflicts of interest between any of its officers and the company.

Item 2. Description of Property.

The Company leases its corporate offices at 4055 St. Catherine Street, Suite 151, Montreal, Quebec at annual rental , including office expenses, of US $54,000 pursuant to the terms of a one year lease commencing September 1, 2004.

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

Item 4 Submission of Matters to a Vote of Security Holders

The Board of Directors authorized the creation of 50 million preferred shares. As well, the authorized number of common shares had been authorized to be raised to 180 million shares from 70 million. These two measures will give the corporation more flexibility in attracting fresh capital. The aforementioned were voted on by the holders of the common shares at Millenia Hope's annual meeting, held July 15, 2004 in Newark, Delaware. By a majority of 51.2% of the eligible voting common shares the authorized common stock was raised to 180 million shares. By a majority of 51.3% of the eligible voting common shares the 50 million preferred blank cheques shares were authorized.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a)   Market Information

The Company's Common Stock is currently quoted for trading on the OTC Bulletin Board under the symbol MLHP. The following table sets forth the range of quarterly, high and low sale prices for the Company's Common Stock from the inception of quotation during the fourth quarter of 1998 and for 1999 through 1(st) quarter of 2005. The quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Common Stock

                                                              High          Low
                                                              -----        -----

1998
Fourth Quarter (initial trading)                              $1.50        $ .25

1999
First Quarter                                                 $1.75        $ .50
Second Quarter                                                $2.00        $1.12
Third Quarter                                                 $2.50        $ .75
Fourth Quarter                                                $1.45        $ .43

2000
First Quarter                                                 $1.12        $ .50
Second Quarter                                                $1.75        $0.83
Third Quarter                                                 $1.50        $ .85
Fourth Quarter                                                $0.90        $ .35

2001
First Quarter                                                 $0.76        $0.35
Second Quarter                                                $0.52        $0.30
Third Quarter                                                 $0.49        $0.27
Fourth Quarter                                                $0.37        $0.15

2002
First Quarter                                                 $0.26        $0.19
Second Quarter                                                $0.22        $0.12
Third Quarter                                                 $0.15        $0.07
Fourth Quarter                                                $0.18        $0.10

2003
First Quarter                                                 $0.17        $0.06
Second Quarter                                                $0.11        $0.05
Third Quarter                                                 $0.08        $0.04
Fourth Quarter                                                $0.08        $0.05

2004
First Quarter                                                 $0.19        $0.05
Second Quarter                                                $0.32        $0.08
Third Quarter                                                 $0.30        $0.17
Fourth Quarter                                                $0.22        $0.08

2005
First Quarter                                                 $0.20        $0.08

Of the 88,030,684 shares of common stock outstanding at March 31, 2005, 52,834,157 shares are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

(b)   Holders

As of March 31,2005, there were over 2000 holders of the Company's common stock.

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

Between January and September 2004, the Company issued 9,063,250 common shares for representation costs valued at the fair market value of the shares of $1,779,770. The share value was based on fair market value of these shares on the date the contracts were entered into. Of this amount $976,089 was recorded as deferred compensation and will be amortized over the terms of the agreements.

On February 28, 2004, the Company issued 1,000,000 common shares for rental expenses of $290,000. The share value was based on fair market value on the date the contract was entered into.

On March 1, 2004, the Company issued 350,000 common shares for office expenses totaling $63,000. The share value was based on fair market value on the date the contract was entered into.

On March 1, 2004, the Company issued 600,000 common shares for cash of $54,000.

On April 19, 2004, the Company issued 112,122 common shares for cash of $13,455.

On May 27, 2004, the Company issued 25,000 common shares in settlement of professional fees of $5,000. The share value was based on fair market value on the date the contract was entered into.

On May 27, 2004, the Company issued 75,000 common shares for cash of $9,000.

Between June and September 2004, the Company issued 1,591,375 common shares for consulting services valued at $188,929. The share value was based on fair market value on the date the contract were entered into. Of this amount $122,834 was recorded as deferred compensation and will be amortized over the terms of the agreements.

On June 24, 2004, the Company issued 280,000 common shares for cash of $40,600.

On July 21, 2004, the Company issued 43,333 common shares for cash of $6,470.

On September 2, 2004 the Company issued 2,092,980 common shares for development costs totaling $272,087. The share value was based on fair market value on the date the contract was entered into.

On November 22, 2004, the Company issued 670,166 common shares for cash of $30,000.

Warrants and Options

On February 28, 2000, the company issued 4,644,156 warrants, currently exercisable at $1.00 per share until June 30, 2006, to settle related party notes pursuant to the exemption contained in Regulation S.

Description of Securities.

(a) Common or Preferred Stock

The Company is authorized to issue 180 million shares shares of Common Stock,$0.0001 par value, of which 88,030,684 shares were issued and outstanding as of March 31,2005. Each outstanding share of Common Stock is entitled to one
(1) vote, either in person or by proxy, on all matters that may be voted upon the owners thereof at meetings of the stockholders.

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

The company is authorized to issue 50,000,000 preferred blank cheque shares, $0.0001 par value. No preferred shares were issued and outstanding as of the date hereof.

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

The business objectives of Millenia are twofold. First and foremost is to establish MMH MALAREX(TM) as an accepted control agent for the treatment and prevention of malaria throughout the world. We believe that MMH MALAREX(TM) is a highly effective anti-malarial drug, and will be made available at prices that are competitive for a new anti-malarial agent with no parasitic resistance. The availability and pricing of MMH MALAREX(TM), we believe, will ensure its acceptability and use in the fight against malaria. To this end the company is involved with ongoing clinical trials of MMH MALAREX(TM). As of February 28, 2005, Millenia Hope had received 14 sales authorizations from West African nations, Congo (Brazzaville) and Guinea (Conakry), Togo, Burundi, Central African Republic, Benin, Gabon. Chad, Niger, Mali, Senegal, Democratic Republic of Congo, Guinea (Equatorial) and Cameroon, 1 from the East African nation of Ghana and one from the Caribbean nation of the Dominican Republic. We are awaiting, sales authorizations from several other African nations. Based on management's best estimates, Millenia hopes to sell in excess of 300,000 treatments of MMH MALAREX(TM), in at least 2 major markets (or $3 million US), by the end of fiscal 2005.

Millenia has adopted an extremely conservative sales forecast. In the face of anti-malarial drug resistance, the need for more effective treatments will continue to intensify. Once a network of local manufacturers and distributors capable of producing and supplying MMH MALAREX(TM) are in place, the demand for MMH MALAREX(TM) should increase commensurately.

It is estimated the demand for MMH MALAREX(TM) will increase as it becomes one of the accepted choices in the fight against malaria. Millenia has chosen to remain conservative and has established a goal of capturing 1 1/2% - 2% ($150 - $200 million) of the marketplace in five years, from the commencement of its initial sales. According to the company's internal estimates, based upon it's knowledge of the industry, attaining this sales level will ensure the viability and profitability of the Company for its shareholders. No assurance can be given that the Company will meet its sales goals.

Secondly, Millenia is committed to ongoing research and development, to expand the efficacy of MMH MALAREX(TM) and its derivatives and other acquired or to be acquired products, in fighting infectious diseases. As the company has not yet made any significant sales of its product, it is difficult for management to evaluate the growth curve of product sales. However, given the market size and the recognized need, by the world's premier anti-malaria organizations (WHO, etc.) for new, viable and effective drugs, the Company believes that it will not have a problem generating sales, thereby creating positive cash flow, once the negotiations for its initial sales have been finalized.

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

On March 5, 2003, Millenia divested its entire holding in Sword Comp-Soft, this being 30.7 million common shares. The aforementioned 30.7 million shares were tendered back to Sword Comp-Soft in exchange for a $700,000 U.S. note, due June 30, 2006 and Sword's Medico Center site, Medico Research, any other related Medico ASP work and all the attended backup documentation, computer line code etc., all as per the agreement signed on March 5, 2003. As of November 30, 2004, Sword owed Millenia approximately $559,000, which is fully reserved.

In 2001 Millenia acquired 68% of the assets of Cibecol Industrial Farmaceutica Ltda. For $500,000 cash, 7 million shares of Millenia Hope common stock and 1 million common shares of Sword Comp-Soft Corp., Millenia's former subsidiary company. Cibecol, incorporated and headquarted in Brazil and one of the largest phyto-pharmaceutical plants in Southern Brazil, operates a 20,000 square foot manufacturing facility and also owns 82 hectares of arable land, located, Porto Alleger, Brazil. Millenia will use the Brazilian facility for the production of Voacamine, the active agent in MMH MALAREX(TM).

As per the agreement between Millenia Hope Inc. and Cibecol Industrial Farmaceutica Ltda, the assets purchased by Millenia Hope from Cibecol were to have been transferred into a newly formed corporation, to be owned 68% by

Millenia Hope and 32% by Cibecol Industrial or any Cibecol designee, by October 7, 2002. As this has not yet occurred, Millenia has decided to write down its investment in Cibecol to $ 1 pending the legal registration of said assets. Management fully expects to properly and legally formalize its deal with Cibecol.

Millenia has incorporated a wholly owned Canadian subsidiary, Millenia Hope Pharmaceuticals Ltd. Millenia Pharmaceuticals will handle all marketing, distributing and sales of MMH MALAREX(TM). As well, Millenia Pharmaceuticals is investigating the ramifications and potentialities of building a research and production laboratory, to be located in the greater Montreal region, within the next 24 months. As of the current, Millenia Hope Pharmaceuticals has had no activity.

Furthermore, on May 13, 2004, Millenia had incorporated Millenia Hope Pharmaceutical (UK) Limited, a British company, to be its European presence. As of the current, Millenia UK activity has had no activity.

As well, Millenia had incorporated, on September 17, 2004 Millenia Hope Pharmaceutical ((HK) Limited, a Hong Kong company, to be its Asian marketing and distributing arm. As of the current, Millenia HK has had no activity.

Millenia utilizes the services of Ropack, an FDA approved, HACCP and camp Compliant and ISO 9002 certified corporation, to perform quality control and all encapsulating of MMH MALAREX(TM), conforming to U.S. and Canadian manufacturing standards and assure the highest possible level of quality via product analysis and homogeneity testing for MMH MALAREX(TM). This manufacturing facility, fully adhering to the highest quality standards of good manufacturing procedures, gives credence and assurance of the purity and safety of our final product. Ropack is accredited by both the U.S. and Canadian armies.

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

Year ended November 30, 2004 Compared to Year Ended November 30, 2003.

Total revenue for 2003 was $2,500 as compared to $0 in revenue for the same period 2004.

In 2004 we had $2,255,117 of operating expenses vs. $754,422 in 2003, broken down as follows:

In 2003, we paid two of our principal officers $360,000 in salaries, via the issuance of common shares. $656,629 salaries were expensed in 2004 to 5 of our officers, of which $600,000 remains unpaid, as of Feb. 28, 2005.

In 2003 Rental costs were $51,540, while the 2004 rental expense was $250,126. 2004's greater expense was due to a settlement of 2003 and 2002 rental arrears for shares whose fair market value exceeded the debt due by $213,150.

We had marketing expenses of $231,098 in year 2003 and $803,681 in 2004. Our increased expenses are due to a greater effort on promoting MMH MALAREX(TM), preparatory to receiving our first large commercial sales order. We made significant progress in our effort to fill our initial sales order in several West African and 1 East African nation. This entails enlisting entities that have entree into governmental departments and already established distribution networks.

We incurred other development costs of $6,727 during 2003 as compared to $272,087 for the year 2004. This represents some samples and testing expenses to receive sales authorizations in 2003 as opposed to the cost of receiving 8 further selling authorizations in 2004, plus development costs for several completed and ongoing MMH MALAREX(TM) trials in 2004, in the Republic of Central Africa (RCA), and preliminary costs for planned tests to start in the Dominican Republic, Ghana, RCA and Benin.

General and administrative and amortization expenses were $272,594 for the year 2004. This represented an increase of $167,537 from $105,107 for 2003. This increase was attributable to an increase in day to day operating expenses, such as office and consulting fees which rose $55,800 in 2004, in our effort to bring our initial sales of MMH MALAREX(TM) to market and to expose our company in the public marketplace.

In 2004 we took a $559,739 reserve against our note receivable, whereas 2003 had no reserve.

In 2003 we realized a net gain on the disposition of a former subsidiary of $674,809 vs. no gain in 2004.

As a result of the foregoing we incurred a net loss of $2,774,149 for the year 2004, compared to a loss of $44,153 for the year 2003.

Liquidity and Capital Resources

Net cash used in financing operating and investing activities from December 01, 2003, through November 30, 2004, was $0. At November 30, 2004, we had an accumulated deficit from operating activities of $2,761,850.

Effect of Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage) UNDER THE GUIDANCE IN arb 43, Chapter 4, "inventory Pricing" Paragraph 5 of ARB 43, chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal a to require treatment as current period charges..." this Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, "Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

Item 7. Financial Statements.

The financial statements are included at the end of this Annual Report, prior to the signature page.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 14, 2005 we hired the firm of Stark Winter Schenkein & Co., LLP to be our auditors. The previous accountants, Richler & Tabac, resigned and have no further business with Millenia Hope. There have been no disagreements with Richler & Tabac or Stark Winter Schenkein & Co., LLP. Prior to our hiring of Stark Winter Schenkein & Co., LLP. , there was no relationship at all between Millenia and Stark Winter Schenkein & Co., LLP.

Item 8a. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14c. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the forgoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Item 9. Directors, and Executive Officers, of the Registrant.

(a) Directors and Executive Officers.

Name                               Age   Position
----                               ---   --------
Alexander Kavic                    66    Vice-Chairman of the Board of Directors

Leonard Stella                     43    CEO - Director

Yehuda Kops                        50    COO - Director

Hugo Valente                       54    CFO - Director

Raymond Roy                        55    Executive VP - Director

Meir Sacks                         38    Chief Pharmaceutical Officer

Soriba Cisse                       48    VP Research Development

Jacky Quan                         36    Executive VP, Treasurer

Thomas Bourne                      60    Secretary

Jeffrey Brooks                     54    VP Operations

Dr. Alexander Kavic, Vice Chairman of the Board of Directors

Dr. Kavic received his M.D. in 1968 and his Board certification in Emergency Medicine in 1987. Dr. Kavic's many professional appointments, medical consultanships, licensures and volunteer placements are too numerous to list. Amongst his accomplishments, over the previous 4 decades, are the Chairmanship of the Aliquippa Community Hospital and its sister foundation and being elected as a member of the Board of Trustees and Chairman of the Department of Emergency Medicine of Monsour Medical Center. Dr. Kavic is the acting chairman of Millenia, in the interim period before the appointment of a permanent Chairman of the Board.

Mr. Leonard Stella, CEO, Director.

Mr. Stella has a Bachelor of Arts from McGill University, and received his Graduate Diploma in Administration from Concordia University in 1986. In 1987 Mr. Stella founded and operated a residential and commercial property developer, Dominion Certified Development. In 1991, he founded Trans-Immobilia, a residential property company that he continues to run. In 1997 he became the principal founding partner and is now the Chief Executive Officer of Millenia Hope.

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

Dr. Soriba Cisse, VP Research - Development

Dr. Cisse, a neurobiologist trained at McGill University and Universite de Montreal, will head Millenia's product development. Dr. Cisse has been involved with basic research throughout his professional career, and has co-authored numerous scientific papers and articles.

Mr. Jacky Quan VP - Executive VP, Treasurer

Mr. Quan, an international businessman active in the capital markets for funding of start up companies, has extensive ties and relationships in the Asian marketplace, specifically with the Vietnamese and Chinese communities and the Hispanic markets of the Caribbean and South America. As an accomplished businessman, Mr. Quan is eminently suited to help ensure that day-to-day operating funds are sufficient for Millenia's needs.

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

(e) Committees

The Company has no standing audit, nominating and compensating committees of the Board of Directors or committees performing similar functions. Under the Sarbanes-Oxley Act of 2002, each public company is required to have an audit committee consisting solely of independent directors and to explain whether or not any independent director is a financial expert. In the event the public company does not have an audit committee, the Board of Directors becomes charged with the duties of the audit committee. Since the enactment of the Sarbanes-Oxley Act of 2002 which was signed into law by President bush in July 2002, the Company's directors have without success, attempted to obtain independent directors to serve on the Board of Directors and on a newly formed audit committee. In the event the Company is successful in the future in obtaining independent directors to serve on the Board of Directors and on a newly formed audit committee, of which there can be no assurances given, the Board of Directors would first adopt a written charter. Such charter would be expected to include, among other things:

      - annually reviewing and reassessing the adequacy of the committees formal charter;

      - reviewing the annual audited financial statements with the adequacy of its internal accounting controls;

      - reviewing analyses prepared by the Company's management and independent auditors concerning significant financial reporting issues and judgments made in connection with the preparation of its financial statements;

      - being directly responsible for the appointment, compensation and oversight of the independent auditor, which shall report directly to the Audit Committee, including resolution of disagreements between management and the auditors regarding financial reporting for the purpose of preparing or issuing an audit report or related work;

      -     reviewing the independence of the independent auditors;

      - reviewing the Company's auditing and accounting principles and practices with the independent auditors and reviewing major changes to its auditing and accounting principles and practices as suggested by the independent auditor or its management;

      - reviewing all related party transactions on an ongoing basis for potential conflict of interest situations; and

      - all responsibilities given to the Audit Committee by virtue of the Sarbanes-Oxley Act of 2002, which was signed into law by President George W. Bush on July 30, 2002.

      Code of Ethics

      Effective March 3, 2003, the Securities $ Exchange Commission requires registrants like the Company to either adopt a code of ethics that applies to the Company's Chief Executive Officer and Chief Financial Officer or explain why the Company has not adopted such a code of ethics for purposes of item 406 of Regulations S-K, the term "code of ethics" means written standards that are reasonably designed to deter wrong doing and to promote:

      - Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships:

      - Full, flair, accurate, timely and understandable disclosure in reports and documents that the company files with, or submits to, the Securities & Exchange Commission and in other public communications made by the Company;

      -     Compliance with applicable governmental law, rules and regulations;

      - The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

      -     Accountability for adherence to the code.

      The Company has adopted the aforementioned Code of Ethics.

(f) Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities ("ten-percent shareholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent shareholders also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended November 30, 2004, all of our officers, directors and ten-percent shareholders complied with the Section 16(a) reporting requirements.

Item 10. Executive Compensation.

      (a) General

SUMMARY COMPENSATION TABLE

Name and                                                                     Long-term
Principal Position                        Year      Salary         Bonus     Compensation: Shares
-------------------------------------------------------------------------------------------------
Leonard Stella                            2003      $235,000       0         4,710,000 common shares of Millenia Hope
Chief Executive Officer and Director

Yehuda Kops                               2003      $125,000       0         2,500,000 common shares of Millenia Hope
Chief Operating Officer

Jacky Quan                                2004      $120,000       0         0
Executive VP, Treasurer

Leonard Stella                            2004      $161,673       0         0
Chief Executive Officer, Director

Yehuda Kops                               2004      $128,056       0         0
Chief Operating Officer, Director

Hugo Valente                              2004      $123,700       0         0
Chief Financial Officer, Director

Raymond Roy                               2004      $123,200       0         0
Executive Vice President, Director

(b) Compensation of Directors

None

(c) Options /SAR Grants in last year

None

(d) aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value Table

(e) Long Term Incentive Plan ("LTIP") Awards Table

None

(f) Compensation of Directors

No director receives any compensation for serving on the Board.

(g) Employment Contracts and termination of Employment, and Change-in-control

Arrangements

The company has no employment contracts with any of its executive officers. As indicated above, certain officers received compensation.

(h) Report on Repricings of Options/SARs

None.

Item 11 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2005, certain information concerning the ownership of the Company's Common Stock by: (i) each person who is known by the Company to own beneficially 5% or more of the outstanding shares of common stock; (ii) each of the Company's directors; and (iii) the name of each executive officer, both in respect to the number of shares owned by each person and the percentage of the outstanding shares represented thereby that also sets forth such information for directors and executive officers as a group (see item 6 (b) and (c)). Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. Pursuant to the rules of the Securities and Exchange Commission, shares of common stock which an individual or a group has a right to acquire within 60 days of March 31, 2005 pursuant to the exercise of presently exercisable or outstanding options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Information with respect to beneficial ownership is based upon the shareholder list provided by the Company's transfer agent.

Name and Address                     Amount and Nature        Percent of class
Of Beneficial Owner                  of Beneficial Owner

Leonard Stella (1)                   4,710,000                5.35

Yehuda Kops (1)                      2,500,000                2.84

Raymond Roy (1)                        500,000                0.57

All Directors and Executive
Officers as a group (3 persons)      7,710,000                8.76

----------

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Financial Statements and Exhibits.

(a) List of Financial Statements filed herewith.

      Millenia Hope Inc.
      (A company in the development stage)

      Independent Auditors' Report

      Balance Sheet (11/30/04

      Statement of Operations (Years ended 11/30/04 and 11/30/03), and from inception to 11/30/04

      Statement of Shareholders' Equity (From inception to 11/30/04)

      Statement of Cash Flows (Years ended 11/30/04 and 11/30/03, and from inception to 11/30/04)

      Notes to the Finance Statements (year ended 11/30/04)

(b) List of Exhibits.

      Amendment to the Company's Charter

      Reports on Form 8-k

Item 14. Principal Accountant Fees and Service

Audit Fees

For the fiscal year ended November 30, 2004, the aggregate fees billed for professional services rendered by Stark Winter Schenkein & Co., LLP ("independent auditors") for the audit of the Company's annual financial statements totaled approximately $16,500.

Financial Information Systems Design and Implementation Fees

For the fiscal year ended November 30, 2004 there were $-0- in fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

For the fiscal year ended November 30, 2004 there was $0 in fees billed for other service.

Sarbane Oxley Declarations

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, this Annual Report or Amendment was signed on its behalf by the undersigned, thereunto duly authorized.

                                              MILLENIA HOPE INC.


Date: April 8, 2005                     /s/ Alexander Kavic
                                        ---------------------------------
                                        Alexander Kavic, Vice Chairman and
                                        Director


Date: April 8, 2005                     /s/ Leonard Stella
                                        ---------------------------------
                                        Leonard Stella, CEO and Director


Date: April 8, 2005                     /s/ Yehuda Kops
                                        ---------------------------------
                                        Yehuda Kops, Chief Operating Officer and
                                        Director
                                        (Principal Financial Officer)

                               Millenia Hope Inc.
                      (A Company in the Development Stage)

                              Financial Statements
                                November 30, 2004

Millenia Hope Inc.
  (A Company in the Development Stage)

Financial Statements
November 30, 2004

Contents

Report of Independent Registered Public Accounting Firm                        1

Report of Independent Auditors                                                 2

Balance Sheet                                                                  3

Statements of Operations                                                       4

Statement of Stockholders' Equity (Deficit)                                5 - 9

Statements of Cash Flows                                                      10

Notes to Financial Statements                                            11 - 22

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCCOUNTING FIRM


To the Board of Directors and Shareholders
Millenia Hope, Inc.


We have audited the balance sheet of Millenia Hope, Inc. (A Development Stage Company) as of November 30, 2004, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Millenia Hope, Inc. (A Development Stage Company) as of November 30, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 the Company has been in the development stage since inception. In addition, the Company has incurred significant losses since inception. Realization of the Company's assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event that the Company cannot continue in existence.


Stark Winter Schenkein & Co., LLP
Certified Public Accountants

Denver, Colorado
April 5, 2005

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


Richler & Tabac (signed)


Chartered Accountants
General Partnership

Montreal, Quebec
March 17, 2004

                               Millenia Hope Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                November 30, 2004

                                     Assets
Current Assets                                                      $         --
                                                                    ------------

Property and equipment                                                     3,337
                                                                    ------------

                                                                    $      3,337
                                                                    ============

                      Liabilities & Stockholders' (Deficit)
Current Liabilities
  Accounts payable and accrued liabilities                          $    673,480
  Bank overdraft                                                             172
                                                                    ------------
              Total Current Liabilities                                  673,652
                                                                    ------------

Stockholders' (Deficit)
  Common Stock, $.0001 par value; 180,000,000 shares authorized,
    66,488,743 issued and outstanding                                      6,649
  Paid in Capital                                                     11,687,076
  Treasury Shares, at cost                                                   100
  Deferred Stock Compensation                                         (1,098,923)
  (Deficit) Accumulated During the Development Stage                 (11,265,217)
                                                                    ------------
                                                                        (670,315)
                                                                    ------------

                                                                    $      3,337
                                                                    ============

See the accompanying notes to the financial statements.

                               Millenia Hope Inc.
                          (A Development Stage Company)
                            Statements of Operations
                   Years Ended November 30, 2004 and 2003, and
       the Period From Inception (December 24, 1997) to November 30, 2004

                                                     Year Ended       Year Ended      Inception to
                                                     November 30      November 30      November 30
                                                        2004             2003             2004
                                                    ------------     ------------     ------------
Revenues                                            $         --     $      2,500     $  1,073,718

Cost of Sales                                                 --               --          579,211
                                                    ------------     ------------     ------------

Gross Profit                                                  --            2,500          494,507
                                                    ------------     ------------     ------------

Operating Expenses
  Stock compensation expense                           1,423,013          486,539        3,723,380
  Patent rights                                               --               --        1,005,827
  Selling, general and administrative                    832,104          265,883        4,240,264
                                                    ------------     ------------     ------------
                                                       2,255,117          752,422        8,969,471
                                                    ------------     ------------     ------------

Operating (Loss)                                      (2,255,117)        (749,922)      (8,474,964)
                                                    ------------     ------------     ------------

Other income (expense)
  Gain on disposition of subsidiary                           --          746,808          737,262
  Interest Income                                         40,707           30,960           84,098
  Interest expense                                            --               --         (179,212)
  Write-off of leasehold improvements                         --               --           (2,663)
  Write-off of notes receivable, related parties        (559,739)              --         (629,739)
  Write-off of other assets                                   --               --       (2,799,999)
                                                    ------------     ------------     ------------
                                                        (519,032)         777,768       (2,790,253)
                                                    ------------     ------------     ------------

Income (Loss) Before Non-Controlling Interest         (2,774,149)          27,846      (11,265,217)
                                                    ------------     ------------     ------------

Non-controlling interest                                      --           71,999               --

                                                    ------------     ------------     ------------
Net (Loss)                                          $ (2,774,149)    $    (44,153)    $(11,265,217)
                                                    ============     ============     ============

Per share information - basic and diluted:
Weighted Average Number of Common
  Shares Outstanding                                  58,305,785       28,934,976
                                                    ============     ============

(Loss) Per Common Share                             $      (0.05)    $      (0.00)
                                                    ============     ============

See the accompanying notes to the financial statements.

                               Millenia Hope, Inc.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
             Inception (December 24, 1997) through November 30, 2004




                                                                 Common Stock              Paid in     Subscriptions
                                                            Shares          Amount         Capital       Receivable
                                                       -------------------------------------------------------------
Balance Beginning December 24, 1997                               --    $         --    $         --   $         --
Proceeds from December 1997
private placement                                          4,000,000             400          19,800             --
Proceeds from February 1998
private placement                                          6,100,000             610         426,390             --
Net (loss) year ended November 30, 1998

--------------------------------------------------------------------------------------------------------------------
Balance November 30, 1998                                 10,100,000           1,010         446,190             --

March 20, 1999 settlement of marketing
contracts                                                  1,111,220             111       1,514,104             --
Net (loss) year ended November 30, 1999

--------------------------------------------------------------------------------------------------------------------
Balance November 30, 1999                                 11,211,220           1,121       1,960,294             --

January 17, 2000 exercise of warrants                        563,000              56          50,614             --
January 20, 2000 cancellation of
founder's common stock                                    (1,000,000)           (100)             --             --
February 29, 2000 warrants issued to
settle debt                                                       --              --       1,393,247             --
May 29, 2000 issue of common stock
for acquisition                                            5,000,000             500         128,978             --
May 31, 2000 exercise of warrants                          4,398,944             440         395,652             --
July 10, 2000 exercise of warrants                           353,351              36          31,766             --
August 11, 2000 Richgold's common
stock reimbursement                                               --              --       1,165,000             --
August 31, 2000 collection of
subsidiary share receivable                                       --              --          63,709             --
Net (loss) year ended November 30, 2000

--------------------------------------------------------------------------------------------------------------------
Balance November 30, 2000                                 20,526,515           2,053       5,189,260             --

January 10, 2001 issue of common stock                        66,000               7          16,493             --
March 2001 issue of common stock                             150,000              15          37,485        (37,500)
March 14, 2001 issue of common stock
for marketing services                                        30,000               3           7,497             --
March 23, 2001 issue of common stock
for marketing services                                        25,000               2           6,248             --
April 5, 2001 issue of common stock                          750,000              75         187,425       (187,500)
May 3, 2001 issue of common stock
for marketing services                                        20,000               2           4,998             --
May 24, 2001 issue of common stock                            50,000               5          12,495        (12,500)
May 29, 2001 issue of common stock
for other development costs                                6,000,000             600         110,756             --
September 11, 2001 issue of common
stock for marketing services                                  75,000               7          11,243             --
October 12, 2001 issue of common
stock for property and equipment                           7,000,000             700       2,293,841             --
November 8, 2001 issue of common
stock                                                        375,000              38          56,212        (56,250)
Net (loss) year ended November 30, 2001

--------------------------------------------------------------------------------------------------------------------
Balance November 30, 2001                                 35,067,515           3,507       7,933,953       (293,750)

December 2, 2001- issue of
Common stock for settlement of a note                         25,000               3           3,122             --

January 10, 2002-issue of common
Stock of which 100,000 shares were
Issued for marketing services and
150,000 shares were issued for
Settlement of a note                                         250,000              25          31,225             --

January 17, 2002-issue of common
Stock for marketing services                                  68,750               7           8,587             --

January 24, 2002-issue of common stock
Of which 125,000 shares were issued for

                                                                                                      (Deficit)
                                                                                                     Accumulated
                                                                                       Deferred       During the
                                                               Treasury Stock           Stock        Development
                                                          Shares           Amount    Compensation        Stage           Total
                                                       ---------------------------------------------------------------------------
Balance Beginning December 24, 1997                    $         --             --   $         --    $         --    $         --
Proceeds from December 1997
private placement                                                --             --                             --          20,200
Proceeds from February 1998
private placement                                                --             --                             --         427,000
Net (loss) year ended November 30, 1998                                                                (1,493,350)     (1,493,350)

---------------------------------------------------------------------------------------------------------------------------------
Balance November 30, 1998                                        --             --             --      (1,493,350)     (1,046,150)

March 20, 1999 settlement of marketing
contracts                                                        --             --                             --       1,514,215
Net (loss) year ended November 30, 1999                                                                (2,011,229)     (2,011,229)

---------------------------------------------------------------------------------------------------------------------------------
Balance November 30, 1999                                        --             --             --      (3,504,579)     (1,543,164)

January 17, 2000 exercise of warrants                            --             --                             --          50,670
January 20, 2000 cancellation of
founder's common stock                                    1,000,000            100                             --              --
February 29, 2000 warrants issued to
settle debt                                                      --             --                             --       1,393,247
May 29, 2000 issue of common stock
for acquisition                                                  --             --                             --         129,478
May 31, 2000 exercise of warrants                                --             --                             --         396,092
July 10, 2000 exercise of warrants                               --             --                             --          31,802
August 11, 2000 Richgold's common
stock reimbursement                                              --             --                             --       1,165,000
August 31, 2000 collection of
subsidiary share receivable                                      --             --                                         63,709
Net (loss) year ended November 30, 2000                                                                  (657,393)       (657,393)

---------------------------------------------------------------------------------------------------------------------------------
Balance November 30, 2000                                 1,000,000            100             --      (4,161,972)      1,029,441

January 10, 2001 issue of common stock                           --             --                             --          16,500
March 2001 issue of common stock                                 --             --                             --              --
March 14, 2001 issue of common stock
for marketing services                                           --             --                             --           7,500
March 23, 2001 issue of common stock
for marketing services                                           --             --                             --           6,250
April 5, 2001 issue of common stock                              --             --                             --              --
May 3, 2001 issue of common stock
for marketing services                                           --             --                             --           5,000
May 24, 2001 issue of common stock                               --             --                             --              --
May 29, 2001 issue of common stock
for other development costs                                      --             --                             --         111,356
September 11, 2001 issue of common
stock for marketing services                                     --             --                             --          11,250
October 12, 2001 issue of common
stock for property and equipment                                 --             --                             --       2,294,541
November 8, 2001 issue of common
stock                                                            --             --                             --              --
Net (loss) year ended November 30, 2001                                                                  (693,213)       (693,213)

---------------------------------------------------------------------------------------------------------------------------------
Balance November 30, 2001                                 1,000,000            100             --      (4,855,185)      2,788,625

December 2, 2001- issue of
Common stock for settlement of a note                            --             --             --              --           3,125

January 10, 2002-issue of common
Stock of which 100,000 shares were
Issued for marketing services and
150,000 shares were issued for
Settlement of a note                                             --             --             --              --          31,250

January 17, 2002-issue of common
Stock for marketing services                                     --             --             --              --           8,594

January 24, 2002-issue of common stock
Of which 125,000 shares were issued for

                                                                 Common Stock              Paid in     Subscriptions
                                                            Shares          Amount         Capital       Receivable
                                                       -------------------------------------------------------------
Settlement of expenses                                       145,000              15          18,110             --

February 21, 2002-issue of common stock
Of which 150,000 shares issued for
Marketing services and 100,000 shares
Were issued for settlement of a note                         250,000              25          31,225             --

April 11, 2002-issue of common
Stock for services                                           372,600              37          44,675             --

April 25, 2002-issue of common stock for
Development costs                                            270,000              27          32,373             --

May 3, 2002-issue of common stock for
Settlement of expenses                                        13,650               1           1,637             --

May 14, 2002 issue of common stock for
Office expenses                                               32,000               3           4,477             --

June 5, 2002-issue of common stock of
Which 200,000 shares were issued for
Marketing services and 42,780 shares
Were issued for settlement of a note                         242,780              24          33,965             --

June 21, 2002-issue of common stock for
office expenses                                              100,000              10          13,990             --

August 16, 2002-issue of common stock                         25,000               3           2,497             --

October 14, 2002-issue of common
Stock of which 105,000 shares were
Issued for office expenses and
100,000 shares were issued for
Settlement of a note                                         269,000              27          37,633             --

October 14, 2002-issue of common                                  --
Stock for future marketing services                        2,000,000             200         159,800             --

November 14, 2002-issue of common
Stock for Marketing services                                  13,400               1           1,339             --

Payment of subscription  Receivable
in exchange For marketing services                                --              --              --        256,250

Relocated to note payable                                         --              --              --         37,500

Net (loss) year ended November 30, 2002                           --              --              --             --

--------------------------------------------------------------------------------------------------------------------
Balance-November 30, 2002                                 39,144,695           3,915       8,358,608             --

December 11, 2002, issue of common stock
for consulting services at $.07 per share                    200,000              20          13,980             --

February 5, 2003, issue of  common stock
for cash At $.05 per share                                   226,250              23          11,289             --

March 24. 2003,  issue of common stock
for cash At $.05 per share                                   861,335              86          42,980             --

May 5, 2003,  issue of common stock
for cash At $.05 per share                                   268,997              27          13,423             --

July 11, 2003, issue of common stock
to settle  a note receivable at $.05 per share                40,000               4           1,996             --

August 15, 2003, issue of common stock
in settlement of consulting fees at $.05 per share           500,000              50          24,950             --

                                                                                                     (Deficit)
                                                                                                    Accumulated
                                                                                      Deferred       During the
                                                              Treasury Stock           Stock        Development
                                                         Shares           Amount    Compensation        Stage           Total
                                                       --------------------------------------------------------------------------
Settlement of expenses                                          --             --             --              --          18,125

February 21, 2002-issue of common stock
Of which 150,000 shares issued for
Marketing services and 100,000 shares
Were issued for settlement of a note                            --             --             --              --          31,250

April 11, 2002-issue of common
Stock for services                                              --             --             --              --          44,712

April 25, 2002-issue of common stock for
Development costs                                               --             --                             --          32,400

May 3, 2002-issue of common stock for
Settlement of expenses                                          --             --             --              --           1,638

May 14, 2002 issue of common stock for
Office expenses                                                 --             --             --              --           4,480

June 5, 2002-issue of common stock of
Which 200,000 shares were issued for
Marketing services and 42,780 shares
Were issued for settlement of a note                            --             --                             --          33,989

June 21, 2002-issue of common stock for
office expenses                                                 --             --             --              --          14,000

August 16, 2002-issue of common stock                           --             --             --              --           2,500

October 14, 2002-issue of common
Stock of which 105,000 shares were
Issued for office expenses and
100,000 shares were issued for
Settlement of a note                                            --             --             --              --          37,660

October 14, 2002-issue of common
Stock for future marketing services                             --             --             --              --         160,000

November 14, 2002-issue of common
Stock for Marketing services                                    --             --             --              --           1,340

Payment of subscription  Receivable
in exchange For marketing services                              --             --             --              --         256,250

Relocated to note payable                                       --             --             --              --          37,500

Net (loss) year ended November 30, 2002                         --             --             --      (3,591,729)     (3,591,729)

--------------------------------------------------------------------------------------------------------------------------------
Balance-November 30, 2002                                1,000,000            100             --      (8,446,915)        (84,292)

December 11, 2002, issue of common stock
for consulting services at $.07 per share                       --             --             --              --          14,000

February 5, 2003, issue of  common stock
for cash At $.05 per share                                      --             --             --              --          11,312

March 24. 2003,  issue of common stock
for cash At $.05 per share                                      --             --                             --          43,066

May 5, 2003,  issue of common stock
for cash At $.05 per share                                      --             --             --              --          13,450

July 11, 2003, issue of common stock
to settle  a note receivable at $.05 per share                  --             --             --              --           2,000

August 15, 2003, issue of common stock
in settlement of consulting fees at $.05 per share              --             --                             --          25,000




                                                                 Common Stock              Paid in     Subscriptions
                                                            Shares          Amount         Capital       Receivable
                                                       -------------------------------------------------------------
August 29, 2003, issue of common stock
for cash At $.05 per share                                   190,470              19           9,505             --

September 22, 2003, issue of common stock
to settle  a note receivable at $.08 per share               125,000              13           9,987             --

October 17, 2003, issue of common stock in
settlement of representation costs at $.05 per share       1,608,770             161          80,278             --
--------------------------------------------------------------------------------------------------------------------
October 17, 2003, issue of common stock
for cash At $.05 per share                                   100,000              10           4,990             --

October 17, 2003, issue of common stock
allocated to a note receivable at $.005 per share             20,000               2              98             --

October 31, 2003, issue of a common stock
In settlement of administrative salaries
and office expenses at $.05 per share                      7,300,000             730         364,270             --

Net (loss) year ended November 30, 2003                           --                                             --

--------------------------------------------------------------------------------------------------------------------
Balance-November 30, 2003                                 50,585,517           5,060       8,936,354             --

June through September of 2004 issue of
common stock In settlement of consulting fees              1,591,375             159         188,770             --

September 2, 2004, issue of common stock
In settlement of development costs at $.13 per share       2,092,980             209         271,878             --

February 28, 2004, issue of common stock
In settlement of rental expenses and accounts payable
at $.29 per share                                          1,000,000             100         289,900             --

March 1, 2004, issue of common stock for cash
at $.09 per share                                            600,000              60          53,940             --

March 1, 2004, issue of common stock
In settlement of office expenses at $.18 per share           350,000              35          62,965             --

April 19, 2004 issue of common stock for cash
at $.12 per share                                            112,122              11          13,444             --

January through November of 2004 issue of
common stock In settlement of representation costs
at $.20 per share                                          9,063,250             906       1,778,864             --

May 27, 2004, issue of common stock
In settlement of professional fees at $.20 per share          25,000               2           4,998             --

May 27, 2004, issue of common stock for cash
at $.12 per share                                             75,000               8           8,992             --

June 24, 2004 issue of common stock for cash
at $.15 per share                                            280,000              28          40,572             --

July 21, 2004 issue of common stock for cash
at $.15 per share                                             43,333               4           6,466             --

November 22, 2004 issue of common stock for cash
at $.04 per share                                            670,166              67          29,933             --

Net (loss) year ended November 30, 2004

--------------------------------------------------------------------------------------------------------------------
Balance November 30, 2004                                 66,488,743    $      6,649    $ 11,687,076   $         --
====================================================================================================================

                                                                                                     (Deficit)
                                                                                                    Accumulated
                                                                                      Deferred       During the
                                                              Treasury Stock           Stock        Development
                                                         Shares           Amount    Compensation        Stage           Total
                                                       --------------------------------------------------------------------------
August 29, 2003, issue of common stock
for cash At $.05 per share                                      --             --             --              --           9,524

September 22, 2003, issue of common stock
to settle  a note receivable at $.08 per share                  --             --             --              --          10,000

October 17, 2003, issue of common stock in
settlement of representation costs at $.05 per share            --             --                             --          80,439
--------------------------------------------------------------------------------------------------------------------------------
October 17, 2003, issue of common stock
for cash At $.05 per share                                      --             --             --              --           5,000

October 17, 2003, issue of common stock
allocated to a note receivable at $.005 per share               --             --             --              --             100

October 31, 2003, issue of a common stock
In settlement of administrative salaries
and office expenses at $.05 per share                           --             --                             --         365,000

Net (loss) year ended November 30, 2003                                                                  (44,153)        (44,153)

--------------------------------------------------------------------------------------------------------------------------------
Balance-November 30, 2003                                1,000,000            100             --      (8,491,068)        450,446

June through September of 2004 issue of
common stock In settlement of consulting fees                   --             --       (122,834)             --          66,095

September 2, 2004, issue of common stock
In settlement of development costs at $.13 per share            --             --             --              --         272,087

February 28, 2004, issue of common stock
In settlement of rental expenses and accounts payable
at $.29 per share                                               --             --             --              --         290,000

March 1, 2004, issue of common stock for cash
at $.09 per share                                               --             --             --              --          54,000

March 1, 2004, issue of common stock
In settlement of office expenses at $.18 per share              --             --             --              --          63,000

April 19, 2004 issue of common stock for cash
at $.12 per share                                               --             --             --              --          13,455

January through November of 2004 issue of
common stock In settlement of representation costs
at $.20 per share                                               --             --             --        (976,089)        803,681

May 27, 2004, issue of common stock
In settlement of professional fees at $.20 per share            --             --             --              --           5,000

May 27, 2004, issue of common stock for cash
at $.12 per share                                               --             --             --              --           9,000

June 24, 2004 issue of common stock for cash
at $.15 per share                                               --             --             --              --          40,600

July 21, 2004 issue of common stock for cash
at $.15 per share                                               --             --             --              --           6,470

November 22, 2004 issue of common stock for cash
at $.04 per share                                               --             --             --              --          30,000

Net (loss) year ended November 30, 2004                                                               (2,774,149)     (2,774,149)

--------------------------------------------------------------------------------------------------------------------------------
Balance November 30, 2004                                1,000,000   $        100   $ (1,098,923)   $(11,265,217)   $   (670,315)
================================================================================================================================

See the accompanying notes to the financial statements.

                               Millenia Hope Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                   Years Ended November 30, 2004 and 2003, and
       the Period From Inception (December 24, 1997) to November 30, 2004

                                                                   Year Ended     Year Ended      Inception to
                                                                   November 30    November 30     November 30,
                                                                      2004           2003             2004
                                                                  ------------    ------------    ------------
   Operating Activities

Net (Loss)                                                        $ (2,774,149)   $    (44,153)   $(11,265,217)
   Depreciation                                                            832           1,042         111,269
   Non-controlling interest                                                 --          71,999              --
   (Gain) loss on disposition of  susidiary                                 --        (746,808)       (571,318)
   Sale of investment in subsidiary for services                            --              --          10,800
   Issue of capital stock for services                               1,423,013         486,539       3,653,505
   Issue of subsidiary capital stock for services                           --              --          69,875
   Issue of note for other development costs (subsequently
     converted to warrants)                                                 --              --         817,226
   Settlement of subscription receivable in exchange for
     marketing services                                                     --              --         256,250
   Accrued interest income                                             (40,707)        (30,960)        (84,098)
   Accrued interest expense                                                 --              --          29,574
   Interest expense settled with issuance of note (subsequently
     converted to warrants)                                                 --              --          27,770
   Write-off of leasehold improvements                                      --              --           2,663
   Write-off of notes receivable, related parties                      559,739              --         629,739
   Write-off of other assets                                                --              --       2,799,999
   Increase in accounts payable and accrued liabilities                563,411          11,085         750,113
                                                                  ------------    ------------    ------------
Cash (used in) operating activities                                   (267,861)       (251,256)     (2,761,850)
                                                                  ------------    ------------    ------------
Financing Activities
   Bank Overdraft                                                          172              78             172
   Related party payable, net                                             (888)            138       1,367,495
   Issuance of capital stock for cash                                  153,525          92,352       1,048,566
   Contribution to paid in capital                                          --              --       1,318,347
                                                                  ------------    ------------    ------------
Cash provided by financing activities                                  152,809          92,568       3,734,580
                                                                  ------------    ------------    ------------
Investing activities
   Additions to fixed assets                                                --              --        (128,715)
   Deposits on future acquisition                                           --              --      (1,000,000)
   Issue of stock for subsidiary cash balance                               --              --          40,628
   Repayment of subsidiary related party note receivable                    --              --          34,233
   Collection of subsidiary share subscription receivable                   --              --          83,331
   Note receivable                                                     114,780          (1,040)         (2,207)
                                                                  ------------    ------------    ------------
Cash flows provided by (uised in investing activities                  114,780          (1,040)       (972,730)
                                                                  ------------    ------------    ------------

Increase (decrease) in cash                                               (272)            272              --

Cash and cash equivalents
      Beginning of period                                                  272              --              --
                                                                  ------------    ------------    ------------
      End of period                                               $         --    $        272    $         --
                                                                  ============    ============    ============
Non-Cash Investing and Financing Activities
  Settlement of accrued liabilities with common stock             $     76,850    $         --    $     76,850
                                                                  ============    ============    ============
  Common stock issued for deferred compensation                   $  1,098,923    $         --    $  1,098,923
                                                                  ============    ============    ============
Supplemental Cash Flow Information
  Cash Paid for Income Taxes                                      $         --    $         --    $         --
                                                                  ============    ============    ============
  Cash Paid for Interest                                          $         --    $         --    $    179,212
                                                                  ============    ============    ============

See the accompanying notes to the financial statements.

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to Financial Statements
November 30, 2004

1.    Organization and Basis of Presentation

      Millenia Hope Inc. was incorporated in the State of Delaware on December 24, 1997. Through its acquisition of the patent rights for MMH Malarex(TM), the Company participates in the treatment and prevention of malaria. The Company is continuing its clinical trials and product refinement. The Company has received selling authorization in fifteen African and one Caribbean countries.

2.    Summary of Significant Accounting Policies

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain amounts included in the financial statements are estimated based on currently available information and management's judgement as to the outcome of future conditions and circumstances.

      Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of financial statements and actual results could differ from the estimates and assumptions.

      Fair Value of Financial Instruments

      Fair  value  estimates  discussed  herein are based  upon  certain  market assumptions and pertinent information available to management as of November 30, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values of cash and accounts payable were assumed to approximate carrying values for financial instruments because they are short term in nature, their carrying amounts approximate fair values, and they are payable on demand.

      Impairment of Long-Lived Assets

      Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impaired to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Management believes there are no such impairments at November 30, 2004.

      Cash and Cash Equivalents

      The  Company  considers  all  highly  liquid   investments  with  original
      maturities of ninety days or less and bank indebtedness to be cash and cash equivalents.

      Property and Equipment

      Property and equipment is recorded at cost and depreciated using the straight-line method, as follows:

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to Financial Statements
November 30, 2004

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

      Revenue Recognition

      The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

      Stock-Based Compensation

      The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

      The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income
      (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

      Earnings (Loss) Per Share

      The Company follows Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share." Basic earnings (loss) per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods presented common stock equivalents were not considered, as their effect would be anti-dilutive.

      Recent Accounting Pronouncements

      In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period  charges...."
      This Statement requires that those items be recognized as current-period charges

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to Financial Statements
November 30, 2004

      regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

      In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, "Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company's financial statements.

      In December  2004,  the FASB issued SFAS 153,  "Exchanges  of  Nonmonetary
      Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

      In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to Financial Statements
November 30, 2004

3.    Going Concern

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $2,214,412 and $44,153 for the years ended November 30, 2004 and 2003 respectively, as well as reporting net losses of $10,705,478 from inception (December 24, 1997) to November 30, 2004. At November 30, 2004 the company had negative working capital of $673,653. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long-term relationships to develop and distribute the product. Management anticipates generating revenue through the sales of MMH Malarex(TM) during the next fiscal year. The officers and directors of the Company have indicated their commitment to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead.

      The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.    Fixed Assets

                                             Accumulated            Net Carrying
                            Cost             Depreciation           Amount

Furniture & fixtures        $15,900          $ 12,563               $3,337

5.    Other Assets

      Other assets comprise the Company's 68% interest in land, plant and equipment located in Brazil to be used for the growing of plants and the processing of raw materials for the production of MMH Malarex(TM). This interest had not been legally registered. The plant and equipment are currently used by the 32% owner, on a rent-free basis, for their production. The Company purchased these assets on October 7, 2001 in exchange for a $500,000 deposit and 7,000,000 shares of the Company and 1,000,000 shares of the subsidiary company, Sword Comp-Soft Corp. These assets were to have been transferred to a newly formed corporation to be owned 68% by the Company by October 7, 2002. As this never occurred and due to impediments to legally register ownership in the facility, the Company has written down the assets to $0.

6.    Acquisition of Sword Comp-Soft. Corp.

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

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to Financial Statements
November 30, 2004

      In 2001, the Company divested itself of 3,000,000 shares of Sword Comp-Soft Corp. as partial payment for acquisitions. In 2002, the Company divested itself of 2,000,000 shares in exchange for marketing services provided by a third party totaling $10,800.

      On March 5, 2003, the Company signed an agreement with its former subsidiary company to divest itself of all of its common shares held in the subsidiary company, this being 30,700,000 shares. In exchange for the 30,700,000 Sword shares transferred back, the former subsidiary company gave the Company a promissory note for $700,000. This note was originally due on March 3, 2004 and was subsequently extended to March 3, 2005 and again to June 30, 2006. In addition, the Subsidiary transferred all rights and ownership of the application Service Provider in the E-Health Sector business to the Company. As of November 30, 2004, the balance owed Millenia on the note was $559,739, which has been fully reserved.

7.    Contingent Liability and Commitments

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

      The Company's office lease was renewed for another twelve months ending August 31, 2005. Rent is payable at $2,500 per month. The future lease payments at November 30, 2004 are for nine months totaling $22,500. Rent expense was approximately 30,000 for the years ended November 30, 2004 and 2003, respectively.

      During the year ended November 30, 2004, the Company failed to have the financial statements included in its August 2004 Form 10-QSB filings reviewed by an independent auditor registered with the Public Company Accounting Oversight Board. This is currently in process of being done.

      During the period covered by these financial statements the Company issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exemptions from registration, it could be liable for rescission of the sales or other remedies available to the recipients of the shares if such exemptions were found not to apply and this could have a material negative impact on the Company.

8.    Income Taxes

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

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to Financial Statements
November 30, 2004

      As at November 30, 2004, there were approximately $7,664,000 of tax losses that may be applied against earnings of future years, expiring through 2019.

9.    Stockholders' Equity

      Common Stock

      On December 11, 2002, the Company issued 200,000 common shares in settlement of consulting fees for $14,000. The Company's share value at that date on the OTC Bulletin Board was $0.11 per share.

      On February 5, 2003, the Company issued 226,250 common shares for services valued at the fair market value of the shares of $11,312.

      On March 24, 2003, the Company issued 861,335 common shares for cash of $43,066.

      On May 15, 2003, the Company issued 268,997 common shares for cash of $13,450.

      On July 11, 2003, the Company issued 40,000 common shares in settlement of a note receivable valued at the fair market value of the shares of $2,000.

      On August 15, 2003, the Company issued 500,000 common shares in settlement of consulting fees valued at the fair market value of the shares of $25,000.

      On August 29, 2003, the Company issued 190,470 common shares for cash of $9,524.

      On September 22, 2003, the Company issued 125,000 common shares for cash of $10,000.

      On October 7, 2003, the Company issued 1,708,770 common shares 1,608,770 shares in settlement of marketing costs for $80,439 and 100,000 for cash of $5,000.

      On October 17, 2003, the company issued 20,000 common shares in settlement of notes receivable valued at the fair market value of the shares of $100.

      On October 31, 2003, the Company issued 7,200,000 common shares in settlement of administrative salaries for $360,000 and 100,000 common shares in settlement of office expenses valued at the fair market value of the shares of $5,000.

      Between January and September 2004, the Company issued 9,063,250 common shares for representation costs valued at the fair market value of the shares of $1,779,770. The share value was based on fair market value of these shares on the date the contracts were entered into. Of this amount $976,089 was recorded as deferred compensation and will be amortized over the terms of the agreements.

      On February 28, 2004, the Company issued 1,000,000 common shares for rental expenses of

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to Financial Statements
November 30, 2004

      $290,000. The share value was based on fair market value on the date the contract was entered into.

      On March 1, 2004, the Company issued 350,000 common shares for office expenses totaling $63,000. The share value was based on fair market value on the date the contract was entered into.

      On March 1, 2004, the Company issued 600,000 common shares for cash of $54,000.

      On April 19, 2004, the Company issued 112,122 common shares for cash of $13,455.

      On May 27, 2004, the Company issued 25,000 common shares in settlement of professional fees of $5,000. The share value was based on fair market value on the date the contract was entered into.

      On May 27, 2004, the Company issued 75,000 common shares for cash of $9,000.

      Between June and September 2004, the Company issued 1,591,375 common shares for consulting services valued at $188,929. The share value was based on fair market value on the date the contract were entered into. Of this amount $122,834 was recorded as deferred compensation and will be amortized over the terms of the agreements.

      On June 24, 2004, the Company issued 280,000 common shares for cash of $40,600.

      On July 21, 2004, the Company issued 43,333 common shares for cash of $6,470.

      On September 2, 2004 the Company issued 2,092,980 common shares for development costs totaling $272,087. The share value was based on fair market value on the date the contract was entered into.

      On November 22, 2004, the Company issued 670,166 common shares for cash of $30,000.

10.   Non-Cash Financing and Investing Activities

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
      --------------------------------------------------------------------------

                                                                     $ 1,393,249
                                                                     -----------

      On May 29, 2000, the Company issued 5,000,000 shares of common stock and 5,000,000 warrants in exchange for 35,700,000 shares of Sword Comp-Soft, Corp. (Note 6).

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

      In 2001 the Company issued 1,325,000 common shares in exchange for subscription receivables totaling $293,750.

      In 2002 the Company issued 417,780 common shares in settlement of a note payable of $51,354.

      On October 14, 2002 the Company issued 2,000,000 common shares in exchange for future marketing services totaling $160,000.

      In 2002 the Company reallocated $37,500 of the subscription receivable to notes payable in a private transaction between two minority shareholders.

      In 2002 the Company received payment of subscriptions receivable of $256,250 in exchange for settlement of marketing fees.

      In 2002 the Company divested itself of 2,000,000 shares of Sword Comp-Soft in exchange for marketing services totaling $10,800.

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to Financial Statements
November 30, 2004

10.   Related Party Transactions

      At November 30, 2003 the Company had a related party payable of $1,106. During the year ended November 30, 2004, the Company's financing activities with related parties consisted of borrowings $306,640 and repayments $307,528. The balance of $218 at November 30, 2004 is unsecured and accrues no interest and is included in accounts payable.

11.   Subsequent Events

      On January 26, 2005 Millenia Hope and Dr. Knox Van Dyke, an internationally acclaimed malaria expert, signed an agreement whereby Millenia would acquire all of Dr. Van Dyke's right to US Patent # 5025020, 6528519 and 6124315 and any derivatives or subpatent thereof. The aforementioned includes the use of tetrandrine in fighting malaria and colo-rectal cancer and the method to empower primary drugs to fight multi-drug resistant strains.

      The agreement calls for Millenia to pay Dr. Knox Van Dyke $125,000 in cash, 5 million restricted shares of Millenia common stock and 5 million options, valid for 10 years, to purchase Millenia common shares, at $1.00 per share. Furthermore, Millenia will pay Dr. Knox Van Dyke $3,000 per month in maintenance fees and provide $100,000 in annual research funding, commencing with March 2005.

      Between December 1, 2004 and March 31, 2005 the Company issued 6,798,608 common shares for cash of $371,000.