Form 10QSB
period 2005-02-28
MILLENIA HOPE INC
filed 2005-04-22
CIK 1060827

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 31, 2005 Issuer had 88,030,684 outstanding shares of Common Stock.

                                      INDEX

PART I: FINANCIAL INFORMATION

      Item 1. Financial Statements

            Balance Sheet (Unaudited) at February 28, 2005.

            Statement of operations (Unaudited) for the three months ended February 28, 2005 and February 29, 2004 and from inception (December 24, 1997) to February 28, 2005.

            Statements of cash flows (Unaudited) for the three months ended February 28, 2005 and February 29, 2004 and from inception (December 24, 1997) to February 28, 2005.

            Notes to the Financial Statements (Unaudited)

      Item 2. Plan of Operations

      Item 3. Controls and procedures

PART II. Other Information

      Item 2. Sale of Unregistered Securities

      Item 6. Exhibits and Reports on Form

      SIGNATURES

                               Millenia Hope Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                               February 28, 2005
                                   (Unaudited)

                                     Assets

Current Assets
  Cash                                                             $      5,320
                                                                   ------------

Property and equipment, net                                               3,169
                                                                   ------------

                                                                   $      8,489
                                                                   ============

                      Liabilities & Stockholders' (Deficit)

Current Liabilities
  Accounts payable and accrued liabilities                         $    747,856
  Deposits on hand                                                       20,500
                                                                   ------------
              Total Current Liabilities                                 768,356
                                                                   ------------

Stockholders' (Deficit)
  Common Stock, $.0001 par value; 180,000,000 shares authorized,
    88,598,517 issued and outstanding                                     8,860
  Paid in Capital                                                    14,149,863
  Treasury Shares, at cost                                                  100
  Deferred Stock Compensation                                        (1,717,169)
  (Deficit) Accumulated During the Development Stage                (13,201,522)
                                                                   ------------
                                                                       (759,867)
                                                                   ------------

                                                                   $      8,489
                                                                   ============


See the accompanying notes to the financial statements.

                               Millenia Hope Inc.
                          (A Development Stage Company)
                            Statements of Operations
              Three months February 28, 2005 and February 29, 2004
       the Period From Inception (December 24, 1997) to February 28, 2005
                                   (Unaudited)

                                                               Three Months Ended         Inception to
                                                           February 28    February 29      February 28
                                                               2005            2004           2005
                                                          ------------    ------------    ------------
Revenues                                                  $         --    $         --    $  1,073,718

Cost of Sales                                                       --              --         579,211
                                                          ------------    ------------    ------------

Gross Profit                                                        --              --         494,507
                                                          ------------    ------------    ------------

Operating Expenses
  Stock compensation expense                                   781,254          85,000       4,504,634
  Purchased R&D                                                975,000              --         975,000
  Patent rights                                                     --              --       1,005,827
  Selling, general and administrative                          193,551          25,805       4,433,815
                                                          ------------    ------------    ------------
                                                             1,949,805         110,805      10,919,276
                                                          ------------    ------------    ------------

Operating (Loss)                                            (1,949,805)       (110,805)    (10,424,769)
                                                          ------------    ------------    ------------

Other income (expense)
  Gain on disposition of subsidiary                                 --              --         737,262
  Interest income                                                9,795          10,573          93,893
  Interest expense                                                  --             (56)       (179,212)
  Other income                                                   3,705              --           3,705
  Write-off of leasehold improvements                               --              --          (2,663)
  Write-off of notes receivable, related parties                    --              --        (629,739)
  Write-off of other assets                                         --              --      (2,799,999)
                                                          ------------    ------------    ------------
                                                                13,500          10,517      (2,776,753)
                                                          ------------    ------------    ------------

(Loss) Before Income tax (benefit)                          (1,936,305)       (100,288)    (13,201,522)
                                                          ------------    ------------    ------------

Income taxes (benefit)                                              --              --              --

                                                          ------------    ------------    ------------
Net (Loss)                                                $ (1,936,305)   $   (100,288)   $(13,201,522)
                                                          ============    ============    ============

Per share information - basic and diluted:
Weighted average number of common
  shares outstanding                                        75,380,286      28,934,976
                                                          ============    ============

(Loss) Per common share                                   $      (0.02)   $      (0.00)
                                                          ============    ============

See the accompanying notes to the financial statements

                               Millenia Hope Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
              Three months February 28, 2005 and February 29, 2004
       the Period From Inception (December 24, 1997) to February 28, 2005
                                   (Unaudited)

                                                                                            Three Months Ended      Inception to
                                                                                        February 28   February 29    February 28
                                                                                            2005          2004           2005
                                                                                        -----------   -----------   ------------
  Operating Activities

Net (Loss)                                                                              $(1,936,305)   $(100,288)   $(13,201,522)
   Depreciation                                                                                 167          208         111,436
   (Gain) loss on disposition of  susidiary                                                      --           --        (571,318)
   Sale of investment in subsidiary for services                                                 --           --          10,800
   Issue of capital stock for services                                                    1,631,254       85,000       5,284,759
   Issue of subsidiary capital stock for services                                                --           --          69,875
   Issue of note for other development costs (subsequently  converted to warrants)               --           --         817,226
   Settlement of subscription receivable in exchange for marketing services                      --           --         256,250
  Accrued interest income                                                                        --      (10,573)        (84,098)
  Accrued interest expense                                                                       --           31          29,574
  Interest expense settled with issuance of note (subsequently converted to warrants)            --           --          27,770
   Write-off of leasehold improvements                                                           --           --           2,663
   Write-off of notes receivable, related parties                                                --           --         629,739
   Write-off of other assets                                                                     --           --       2,799,999
   (Decrease) Increase in accounts payable and accrued liabilities                           94,870      (43,511)        844,983
                                                                                        -----------    ---------    ------------

Cash (used in) operating activities                                                        (210,014)     (69,133)     (2,971,864)
                                                                                        -----------    ---------    ------------

Financing Activities
     Bank Overdraft                                                                            (172)          --              --
     Related party payable, net                                                                   6       (1,106)      1,367,501
     Issuance of capital stock for cash                                                     215,500           --       1,264,066
     Contribution to paid in capital                                                             --           --       1,318,347
                                                                                        -----------    ---------    ------------

Cash provided by (used in) financing activities                                             215,334       (1,106)      3,949,914
                                                                                        -----------    ---------    ------------

Investing activities
     Additions to fixed assets                                                                   --           --        (128,715)
     Deposits on future acquisition                                                              --           --      (1,000,000)
     Issue of stock for subsidiary cash balance                                                  --           --          40,628
     Repayment of subsidiary related party note receivable                                       --           --          34,233
     Collection of subsidiary share subscription receivable                                      --           --          83,331
     Note receivable                                                                             --       98,930          (2,207)
                                                                                        -----------    ---------    ------------

Cash flows provided by (used in) investing activities                                            --       98,930        (972,730)
                                                                                        -----------    ---------    ------------

Increase in cash                                                                              5,320       28,691           5,320

Cash and cash equivalents
      Beginning of period                                                                        --          272              --
                                                                                        -----------    ---------    ------------

      End of period                                                                     $     5,320    $  28,963    $      5,320
                                                                                        ===========    =========    ============

Non-Cash Investing and Financing Activities
  Settlement of accrued liabilities with common stock                                   $        --    $      --    $     76,850
                                                                                        ===========    =========    ============
  Common stock issued for deferred compensation                                         $   618,246    $      --    $  1,717,169
                                                                                        ===========    =========    ============

Supplemental Cash Flow Information
  Cash Paid for Income Taxes                                                            $        --    $      --    $         --
                                                                                        ===========    =========    ============
  Cash Paid for Interest                                                                $        --    $      --    $    179,212
                                                                                        ===========    =========    ============

See the accompanying notes to the financial statements.

                               MILLENIA HOPE INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Millenia Hope Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the audited financial statements and footnotes thereto of Millenia Hope Inc. as of November 30, 2004 and the periods then ended on Form 10KSB as filed with the Securities and Exchange Commission.

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


Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Note 3. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $ 1,936,305 for the three months ended February 28, 2005 as well as reporting net losses of $13,201,522 from inception (December 24, 1997). As reported on the statement of cash flows, the Company had negative cash flows from operating activities of $210,014 for the three months ended February 28, 2005 and has reported deficit cash flows from operating activities of $ 2,971,864 from inception (December 24, 1997). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $ 1,264,066 and short-term debt $1,367,501 which is principally related party debt.

Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long-term relationships with other major organizations distribute the product MMH MALAREX(TM)/MMH 18. Management anticipates generating revenue through the sales of MMH MALAREX(TM)/MMH 18 during this fiscal year. The directors and officers of the company have committed to fund the operations of the organization during the next fiscal year until the company can generate sufficient cash flow from operations to meet current operating expenses and overhead.

Note 4 STOCKHOLDERS' (DEFICIT)

During the period ended February 28, 2005, the Company issued 3,350,000 shares of common stock, pursuant to Regulation S, in settlement of marketing services, valued at $366,500. During the period ended February 28, 2005, the Company issued 4,893,108 shares of common stock, pursuant to Regulation S, for $215,500 cash received.

Note 5 PATENT RIGHTS

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

Dr. Van Dyke will also receive royalties of 8% of sales relating to the products utilizing the above-mentioned patents. As of February 28,2005, $50,000 in cash had been paid. The remaining $75,000 was recorded in accounts payable at that date. Subsequent to February 28,2005, the $75,000 was paid. Dr. Van Dyke also received 5,000,000 shares of common stock were valued at fair market value of $0.09 on the date the agreement was entered into resulting in $450,000 of purchased R & D, as reflected in the statement of operations.

Dr. Van Dyke also received options to purchase 5,000,000 shares of the Company's common stock for 10 years at $1.00 per share. Using the Black Sholes option pricing method with a risk free rate of return of 3% and volatility of 1.41, no dividend yield, 10 year life, $1 exercise price resulted in $400,000 of additional purchased R & D, as reflected in the statement of operations.

Note 6 SUBSEQUENT EVENT

Pursuant to a Board of Directors' resolution, the $600,000 due for fiscal 2004 administration fees, to 5 of Millenia's officers, will be paid via stock compensation of 750,000 common shares each or an aggregate of 3,750,000 common shares. This is based on an average 2004 share price of $0.16125. These shares will be emitted in the 2nd fiscal quarter of 2005.

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

The business objectives of Millenia are twofold. First and foremost is to establish MMH MALAREX(TM)/MMH 18(TM) as an accepted control agent for the treatment and prevention of malaria throughout the world. We believe that MMH MALAREX(TM)/ MMH 18(TM) is a highly effective anti-malarial drug, and will be made available at prices that are competitive for a new anti-malarial agent with no parasitic resistance. The availability and pricing of MMH MALAREX(TM)/ MMH 18(TM), we believe, will ensure its acceptability and use in the fight against malaria. To this end the company is involved with ongoing clinical trials of MMH MALAREX(TM)/ MMH 18(TM) with the World Health Organization (WHO) present, in order to ensure our acceptability as a front line anti-malarial treatment..

As of February 28, 2005, Millenia Hope had received 14 sales authorizations from West African nations, Congo (Brazzaville) and Guinea (Conakry), Togo, Burundi, Central African Republic, Benin, Gabon. Chad, Niger, Mali, Senegal, Democratic Republic of Congo, Guinea (Equatorial) and Cameroon, 1 from the East African nation of Ghana and one from the Caribbean nation of the Dominican Republic. We are awaiting, sales authorizations from several other African nations. Based on management's best estimates, Millenia hopes to sell in excess of 300,000 treatments of MMH

MALAREX(TM)/ MMH 18(TM), in at least 2 major markets (or $3 million US), by the end of fiscal 2005.

Millenia has adopted an extremely conservative sales forecast. In the face of anti-malarial drug resistance, as acknowledged by the WHO and its initiative Roll Back Malaria and all major orgqanizations involved in combating malaria, the need for more effective treatments will continue to intensify. Once a network of local distributors capable of supplying MMH MALAREX(TM)/ MMH 18(TM) is in place, the demand for MMH MALAREX(TM)/ MMH 18(TM) should increase commensurately.

It is estimated the demand for MMH MALAREX(TM)/ MMH 18(TM) will increase as it becomes one of the accepted choices in the fight against malaria. Millenia has chosen to remain conservative and has established a goal of capturing 1 1/2% - 2% ($150 - $200 million) of the marketplace in five years, from the commencement of its initial sales. According to the company's internal estimates, based upon it's knowledge of the industry, attaining this sales level will ensure the viability and profitability of the Company for its shareholders. No assurance can be given that the Company will meet its sales goals.

Secondly, Millenia is committed to ongoing research and development, to expand the efficacy of MMH MALAREX(TM)/ MMH 18(TM) and its derivatives and other acquired or to be acquired products, in fighting infectious diseases. To this end we are strengthening our scientific platform with new clinical studies and other testing regimens for MMH MALAREX(TM)/MMH18(TM) and the addition of biotech scientists to the ranks of Millenia's management. We have also acquired another anti-malarial agent, TRANEX 18, to add to our medication arsenal.

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

TRANEX18

In January 2005, Millenia Hope acquired the global patent rights to develop, manufacture and distribute, for all indications, TRANEX18, whose active ingredient is Tetrandrine, from inventor Dr. Knox Van Dyke, an internationally renowned researcher from the University of West Virginia, and a noted malaria authority.

TRANEX18 aids the treatment of drug resistant strains of malaria when administered together with standard therapies. Dr. Van Dyke has presented clinical data and trial proposals to the Medicines for Malaria Venture (MMV), a non-profit organization, charged with the mission to identify and fund new antimalarial medications.

Furthermore, TRANEX18 will be tested at the Walter Reed Medical Center in Washington, DC, for its anti-malarial properties.

TRANEX18 has also demonstrated efficacy in colorectal cancer patients in the clinical setting. Phase III FDA trials, in this indication, are ongoing in the United States.

On April 12, 2005, Dr. Margaret (Maggie) Bywater joined the company as President. DR. Bywater started her scientific career in the field of genetics of disease in the 1970s. She received her Ph.D.from the Medical Faculty at the University of Uppsala Sweden (1975), where she did a masters in Molecular Pathology. She was associated with the university for more than a decade.

Her business career started in biotech/healthcare at Pharmacia in Sweden, where she helped develop and market a diagnostic system to identify genetic markers in breast cancer predicting response to therapy. During the past two decades she held positions, including clinical operations and technology transfer, in both start-ups and large corporations in Europe and US. She was corporate Staff Vice President-Pharmaceutical Business Development at The Perkin Elmer Corporation in the US, a $1.3 billion biotech, where she was involved in corporate strategy for mergers and acquisitions. As General Manager of the newly acquired PE GenScope, in California, she became familiar with executive sales of high ticket transactions with pharma. In Canada she was president of two early stage drug discovery companies.

Maggie comes to Millenia Hope from H3 Pharma, Montreal, as Vice President of Business Development & Licensing. She headed new medications acquisitions, managed due diligence, and negotiated and structured deals, in-licensing for clinical development and out-licensing for distribution, marketing and sales. Maggie has an extensive clinical network, in academia and healthcare.

The Board of Millenia Hope has added another member Mr. Jacky Quan, its VP and Treasurer. Mr. Quan's fiscal diligence will further enhance our company in his additional capacity, as a member of the Board of Directors.

Millenia also appointed Carole Robert as its VP Sales Development and Governmental Affairs and Mr. Joseph Daniele as its Chief Legal Advisor. Both of these individuals have extensive experience in their fields, a broad market outlook of the market and the superior work ethic essential in a young, dynamic corporation, about to burst onto the world marketplace.

Millenia has incorporated a wholly owned Canadian subsidiary, Millenia Hope Pharmaceuticals Ltd. Millenia Pharmaceuticals will handle all marketing, distributing and sales of MMH MALAREX(TM)/ MMH 18(TM). As well, Millenia Pharmaceuticals is investigating the ramifications and potentialities of building a research and production laboratory, to be located in the greater Montreal region, within the next 24 months. As of the current, Millenia Hope Pharmaceuticals has had no activity.

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

In April 2005, Dr. Rosenfeld conducted a scientific due diligence investigation of Millenia Hope, on behalf of a group of private individuals.

Millenia utilizes the services of Ropack, an FDA approved, HACCP and camp Compliant and ISO 9002 certified corporation, to perform quality control and all encapsulating of MMH MALAREX(TM)/ MMH 18(TM), conforming to U.S. and Canadian manufacturing standards and assure the highest possible level of quality via product analysis and homogeneity testing for MMH MALAREX(TM)/ MMH 18(TM). This manufacturing facility, fully adhering to the highest quality standards of good manufacturing procedures, gives credence and assurance of the purity and safety of our final product. Ropack is accredited by both the U.S. and Canadian armies.

Three months ended February 28, 2005 compared to February 29, 2004.

In 2005 we had $1,949,805 of operating expenses vs. $110,805 in 2004, broken down as follows:

In 2005, we paid our principal officers $36,600 in salaries and had no salaries in 2004.

We had marketing expenses of $86,000 in year 2004 and $608,811 in 2005. Our increased expenses are due to a greater effort on promoting MMH MALAREX(TM)/ MMH 18(TM), preparatory to receiving our first large commercial sales order. We made significant progress in our effort to fill our initial sales order in several West African and

1 East African nation. This entails enlisting entities that have entree into governmental departments and already established distribution networks.

We incurred other development costs of $1,000 during the 2004 period as compared to $70,770 for 2005. 2005 represents costs for several completed and ongoing MMH MALAREX(TM)/ MMH 18(TM) trials, in the Republic of Central Africa (RCA), and preliminary costs for planned tests to start in the Dominican Republic, Ghana, RCA and Benin.

General and administrative and amortization expenses were $193,551 for 2005. This represented an increase of $167,746 from $25,805 for 2004. This increase was attributable to an increase in day to day operating expenses, in our effort to bring our initial sales of MMH MALAREX(TM)/ MMH 18(TM) to market and to expose our company in the public marketplace. Our product costs related to the latter effort rose by $67,000 as well as the aforementioned administrative salaries rise.

Our consulting expenses to February 2005 were $115,026 as opposed to no costs for February 2004. Again, as we come closer to attaining our sales goals and positioning the corporation for continued future growth, we incur the need for expertise and guidance to place us soon a solid and secure footing.

In 2005 we purchased three patent rights for $125,000 in cash and five million shares of common stock valued at $450,000 and five million options valued at $400,000 and did not incur any costs in 2004

As a result of the foregoing we incurred an operating loss of $1,936,305 for the initial 3 months of 2005, compared to a loss of $110,288 for the last quarter 2004. Liquidity and cash flow needs of the company

From December 1, 2004 to February 28, 2005 the company incurred cash operating expenses in the amount of $ 318,000 while recording no revenues. From March 1, 2005 to November 30, 2005, the fiscal year end, the company anticipates that its net cash flow needs, will be $ 1,900,000 primarily to cover day today operating expenses. For our marketing and sales efforts and to further bolster and strengthen our scientific platform. These funds will be covered by revenue received and any shortfalls will be met by the officers and certain shareholders as previously outlined.

Item 3. CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

As of the close of the period covered by this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls) and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusion of the CEO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation. Based upon that evaluation, the Chief Executive Officer and its principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company requires to be included in this Quarterly Report on form 10-QSB. There have been no changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

CEO and COO CERTIFICATIONS

Appearing immediately following the Signatures section of this Quarterly Report there are two separate Forms of "Certification" of the CEO and COO. The first form of Certification is required in accord with section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Quarterly report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certificate and this information should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports foiled under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report is recorded, processed, summarized and reported within the time period specified.

Part II other information

Item 2: Sales of Unregistered securities

Date of              Title of       Number           Consideration           Exemption from
Sale                 Security       Sold             Received          Registration claimed

12/03/2004        common shares     873,333          $33,000                    Regulation S

01/03/2005        common shares     1,875,000        $76,000                    Regulation S

02/01/2005        common shares     2,144,775        $106,500                   Regulation S


((b)  Reports on Form 8-K

      Change in Registrant's Certifying Accountant.

      Election of Directors, Appointment of Principal Officers


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Millenia Hope Inc.
                                           (Registrant)


Dated April 22, 2005                     By: /s/ Leonard Stella
                                         CEO