Form 10QSB
period 2005-05-31
MILLENIA HOPE INC
filed 2005-07-18
CIK 1060827

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At July 12, 2005 Issuer had 121,299,217 outstanding shares of Common Stock.

                                      INDEX

PART I: FINANCIAL INFORMATION

      Item 1. Financial Statements

            Balance Sheet (Unaudited) at May 31, 2005.

            Statement of Operations (Unaudited) for the three and six months ended May 31, 2005 and May 31, 2004 and from inception (December 24,
            1997) to May 31, 2005.

            Statements of Cash Flows (Unaudited) for the six months ended May 31, 2005 and May 31, 2004 and from inception (December 24, 1997) to May 31, 2005.

            Notes to the Financial Statements (Unaudited)

      Item 2. Plan of Operations

      Item 3. Controls and procedures

PART II. Other Information

      Item 2. Sale of Unregistered Securities

      Item 6. Exhibits and Reports on Form

      SIGNATURES

                               Millenia Hope Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                  May 31, 2005
                                   (Unaudited)

                                     Assets

Current Assets
  Cash                                                             $    477,689
  Inventory                                                             127,210
  Prepaid Expenses                                                       30,000
                                                                   ------------
              Total current assets                                      634,899
                                                                   ------------

Property and equipment, net                                               3,002
                                                                   ------------

                                                                   $    637,901
                                                                   ============

                       Liabilities & Stockholders' Equity

Current Liabilities
  Accounts payable and accrued liabilities                         $    161,505
  Related party payable                                                     222
                                                                   ------------
              Total Current Liabilities                                 161,727
                                                                   ------------

Stockholders' Equity
  Common Stock, $.0001 par value; 180,000,000 shares authorized,
    121,299,217 issued and outstanding                                   12,130
  Paid in Capital                                                    20,448,357
  Treasury Shares, at cost                                                  100
  Deferred Stock Compensation                                        (3,512,354)
  (Deficit) Accumulated During the Development Stage                (16,472,059)
                                                                   ------------
                                                                        476,174
                                                                   ------------

                                                                   $    637,901
                                                                   ============

See the accompanying notes to the financial statements.

                               Millenia Hope Inc.
                          (A Development Stage Company)
                            Statements of Operations
          Three and six months ended May 31, 2005 and May 31, 2004 and the Period From Inception (December 24, 1997) to May 31, 2005
                                   (Unaudited)

                                                        Three Months Ended                 Six months ended           Inception to
                                                     May 31           May 31           May 31           May 31           May 31
                                                      2005             2004             2005             2004             2005
                                                  -------------    -------------    -------------    -------------    -------------
Revenues                                          $          --    $          --    $          --    $          --    $   1,073,718

Cost of Sales                                                --               --               --               --          579,211
                                                  -------------    -------------    -------------    -------------    -------------

Gross Profit                                                 --               --               --               --          494,507
                                                  -------------    -------------    -------------    -------------    -------------

Operating Expenses
      Stock compensation expense                      3,040,318          486,100        3,821,572          571,100        7,544,952
  Purchased R&D                                              --               --          975,000                           975,000
      Patent rights                                          --               --               --               --        1,005,827
  Selling, general and administrative                   236,945           59,928          430,495           85,733        4,670,759
                                                  -------------    -------------    -------------    -------------    -------------
                                                      3,277,263          546,028        5,227,067          656,833       14,196,538
                                                  -------------    -------------    -------------    -------------    -------------

Operating (Loss)                                     (3,277,263)        (546,028)      (5,227,067)        (656,833)     (13,702,031)
                                                  -------------    -------------    -------------    -------------    -------------

Other income (expense)
  Gain on disposition of subsidiary                          --               --               --                0          737,262
  Interest income                                         6,725            9,782           16,520           20,335          100,618
  Interest expense                                           --               --               --              (56)        (179,212)
  Other income                                               --               --            3,705               --            3,705
  Write-off of leasehold improvements                        --               --               --               --           (2,663)
  Write-off of notes receivable, related parties             --               --               --               --         (629,739)
  Write-off of other assets                                  --               --               --               --       (2,799,999)
                                                  -------------    -------------    -------------    -------------    -------------
                                                          6,725            9,782           20,225           20,279       (2,770,028)
                                                  -------------    -------------    -------------    -------------    -------------

(Loss) Before Income tax (benefit)                   (3,270,538)        (536,246)      (5,206,842)        (636,554)     (16,472,059)
                                                  -------------    -------------    -------------    -------------    -------------

Income taxes benefit                                         --               --               --               --               --

                                                  -------------    -------------    -------------    -------------    -------------
Net (Loss)                                        $  (3,270,538)   $    (536,246)   $  (5,206,842)   $    (636,554)   $ (16,472,059)
                                                  =============    =============    =============    =============    =============

Per share information - basic and diluted:
Weighted average number of common
  shares outstanding                                104,785,243       58,406,578       90,244,330       28,934,976
                                                  =============    =============    =============    =============

(Loss) Per common share                           $       (0.03)   $       (0.01)   $       (0.06)   $       (0.00)
                                                  =============    =============    =============    =============

See the accompanying notes to the financial statements.

                               Millenia Hope Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                 Six months ended May 31, 2005 and May 31, 2004
          the Period From Inception (December 24, 1997) to May 31, 2005
                                   (Unaudited)

                                                                                             Six Months Ended          Inception to
                                                                                          May 31          May 31          May 31
                                                                                           2005            2004            2005
                                                                                       ------------    ------------    ------------
Operating Activities
Net (Loss)                                                                             $ (5,206,842)   $   (636,534)   $(16,472,059)
   Depreciation                                                                                 334             416         111,603
   Increase in inventory                                                                   (127,210)             --        (127,210)
   Increase in other assets                                                                 (29,999)             --         (29,999)
   (Gain) loss on disposition of  susidiary                                                      --              --        (571,318)
   Sale of investment in subsidiary for services                                                 --              --          10,800
   Issue of capital stock for services                                                    4,671,332         598,100       8,324,837
   Issue of subsidiary capital stock for services                                                --              --          69,875
   Issue of note for other development costs (subsequently  converted to warrants)               --              --         817,226
   Settlement of subscription receivable in exchange for marketing services                      --              --         256,250
   Accrued interest income                                                                       --         (20,355)        (84,098)
   Accrued interest expense                                                                      --              31          29,574
   Interest expense settled with issuance of note (subsequently converted to warrants)           --              --          27,770
   Write-off of leasehold improvements                                                           --              --           2,663
   Write-off of notes receivable, related parties                                                --              --         629,739
   Write-off of other assets                                                                     --              --       2,799,999
   (Decrease) Increase in accounts payable and accrued liabilities                           88,242         (54,464)        838,355
                                                                                       ------------    ------------    ------------

Cash (used in) operating activities                                                        (604,143)       (112,806)     (3,365,993)
                                                                                       ------------    ------------    ------------

Financing Activities
     Bank Overdraft                                                                            (172)             --              --
     Related party payable, net                                                                   4          (1,106)      1,367,499
     Issuance of capital stock for cash                                                   1,082,000          49,455       2,130,566
     Contribution to paid in capital                                                             --              --       1,318,347
                                                                                       ------------    ------------    ------------

Cash provided by financing activities                                                     1,081,832          48,349       4,816,412
                                                                                       ------------    ------------    ------------

Investing activities
     Additions to fixed assets                                                                   --              --        (128,715)
     Deposits on future acquisition                                                              --              --      (1,000,000)
     Issue of stock for subsidiary cash balance                                                  --              --          40,628
     Repayment of subsidiary related party note receivable                                       --              --          34,233
     Collection of subsidiary share subscription receivable                                      --              --          83,331
     Note receivable                                                                             --          64,771          (2,207)
                                                                                       ------------    ------------    ------------

Cash flows provided by (used in) investing activities                                            --          64,771        (972,730)
                                                                                       ------------    ------------    ------------

Increase in cash                                                                            477,689             314         477,689

Cash and cash equivalents
      Beginning of period                                                                        --             272              --
                                                                                       ------------    ------------    ------------

      End of period                                                                    $    477,689    $        586    $    477,689
                                                                                       ============    ============    ============

Non-Cash Investing and Financing Activities
  Settlement of accrued liabilities with common stock                                  $    600,000    $         --    $    676,850
                                                                                       ============    ============    ============
  Common stock issued for deferred compensation                                        $  1,795,185    $         --    $  3,512,354
                                                                                       ============    ============    ============

Supplemental Cash Flow Information
  Cash Paid for Income Taxes                                                            $         --    $         --    $         --
                                                                                        ============    ============    ============
  Cash Paid for Interest                                                                $         --    $         --    $    179,212
                                                                                        ============    ============    ============

See the accompanying notes to the financial statements.

                               MILLENIA HOPE INC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  May 31, 2005
                                   (UNAUDITED)

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

These financial statements should be read in conjunction with the audited financial statements and footnotes included thereto for the fiscal year ended November 30, 2004 for Millenia Hope Inc. on Form 10KSB as filed with the Securities and Exchange Commission.

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

Note 3. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $ 5,206,842 for the six months ended May 31, 2005, a loss of $3,270,538 for the 3 months ended May 31, 2005 as well as reporting net losses of $16,742,059 from inception (December 24, 1997). As reported on the statement of cash flows, the Company had negative cash flows from operating activities of $604,143 for the six months ended May 31, 2005 and has reported deficient cash flows from operating activities of $ 3,365,993 from inception (December 24, 1997). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $ 2,130,566 and short-term debt $1,367,499 which is principally related party debt.

Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long-term relationships with other major organizations distribute the product MMH(TM) MALAREX/MMH(TM) 18. Management anticipates generating revenue through the sales of MMH(TM) MALAREX/MMH(TM) 18 during this fiscal year. The directors and officers of the company have committed to fund the operations of the organization during the next fiscal year until the company can generate sufficient cash flow from operations to meet current operating expenses and overhead.

Note 4 STOCKHOLDERS EQUITY

Between December 10, 2004 and May 5, 2005 the Company issued 28,747,866 shares of common stock, pursuant to Regulation S, for marketing, business development and other consulting services, valued at $4,671,332. During the 6 months ended May 31, 2005 the company issued 11,562,608 shares of common stock, pursuant to Regulation S, for $1,082,000 received. At May 31, 2005 the Company had deferred compensation of $3,512,354.

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

Dr. Van Dyke will also receive royalties of 8% of sales relating to the products utilizing the above-mentioned patents. As of May 31, 2005, $50,000 in cash had been paid. The remaining $75,000 was recorded in accounts payable at that date. Subsequent to May 31, 2005, $25,000 was paid. Dr. Van Dyke also received 5,000,000 shares of common stock were valued at fair market value of $0.09 on the date the agreement was entered into resulting in $450,000 of purchased R & D, as reflected in the statement of operations.

Dr. Van Dyke also received options to purchase 5,000,000 shares of the Company's common stock for 10 years at $1.00 per share. Using the Black Sholes option pricing method with a risk free rate of return of 3% and volatility of 1.41, no dividend yield, 10 year life, $1 exercise price resulted in $400,000 of additional purchased R & D, as reflected in the statement of operations.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The business objectives of Millenia are twofold. First and foremost is to establish MMH(TM) MALAREX/MMH(TM) 18 as an accepted control agent for the treatment and prevention of malaria throughout the world. We believe that MMH(TM) MALAREX/MMH(TM) 18 is a highly effective anti-malarial drug, and will be made available at prices that are competitive for a new anti-malarial agent with no parasitic resistance. The availability and pricing of MMH(TM) MALAREX/MMH(TM) 18, we believe, will ensure its acceptability and use in the fight against malaria. To this end the company is involved with ongoing clinical trials of MMH(TM) MALAREX/MMH(TM) 18 with the World Health Organization (WHO) present, in order to ensure our acceptability as a front line anti-malarial treatment.

As of June 30, 2005, Millenia Hope had received 18 sales authorizations from West African nations, Congo (Brazzaville), Guinea (Conakry), Togo, Burundi, Central African Republic, Benin, Gabon. Chad, Niger, Mali, Senegal, Democratic Republic of Congo, Guinea (Equatorial), Cameroon, Sierre Leone, Mauritania and Burkina Faso; and one from the Caribbean nation of the Dominican Republic. We are in the process of receiving, sales authorizations from several other African nations. Based on management's best estimates, Millenia hopes to sell in excess of 200,000 treatments of MMH(TM) MALAREX/MMH(TM) 18, in at least 2 major markets (or $2 million US), by the end of fiscal 2005.

Millenia has adopted an extremely conservative sales forecast. In the face of anti-malarial drug resistance, for all the currently most utilized anti-malarial drugs, as acknowledged by the WHO and its initiative Roll Back Malaria and all major orgqanizations and NGOs involved in combating malaria, the need for more effective treatments will continue to intensify. Once a network of local distributors capable of supplying MMH(TM) MALAREX/MMH(TM) 18 is in place, the demand for MMH(TM) MALAREX/MMH(TM) 18 should increase commensurately.

It is estimated the demand for MMH(TM) MALAREX/MMH(TM) 18 will increase as it becomes one of the accepted choices in the fight against malaria. Millenia has chosen to remain conservative and has established a goal of capturing 1 1/2% - 2% ($150 - $200 million) of the marketplace in five years, from the commencement of its initial sales. According to the company's internal estimates, attaining this sales level will ensure the viability and profitability of the Company for its shareholders. No assurance can be given that the Company will meet its sales goals. As the company has not yet made any significant sales of its product, it is difficult for management to evaluate the growth curve of product sales. However, given the market size and the recognized need, by the world's premier anti-malaria organizations (WHO, etc.) for new, viable and effective drugs, the Company believes that it will not have a problem generating sales, thereby creating positive cash flow, once the negotiations for its initial sales have been finalized.

Secondly, Millenia is committed to ongoing research and development, to expand the efficacy of MMH(TM) MALAREX/MMH(TM) 18 and its derivatives and other acquired or to be acquired products, in fighting infectious diseases. To this end we are strengthening our scientific platform with new clinical studies, several with the participation of the regional WHO offices, and other testing regiments for MMH(TM) MALAREX/MMH(TM) 18 and the addition of biotech scientists, worldwide, to the ranks of Millenia's management and scientific committee. We are currently involved in a 200 patient WHO protocol pediatric trial in the Republic of Central Africa monitored by the WHO, Pasteur Institute and UNICEF and 2 studies of 30 patients each, one of adults and one of children, in Ghana.

We have also acquired another anti-malarial agent, TRANEX, to add to our medication arsenal. Furthermore; we have strengthened our intellectual property
(IP) by depositing 2 more patent applications for MMH(TM) MALAREX/MMH(TM) 18 that will both broaden and deepen the product's coverage for other indications and other methods of treating malaria. Also, we have deposited a file with Sante Canada, Canada's drug licensing agency, pursuant to receiving our designation as a drug recognized by a North American country.

Millenia utilizes the services of Ropack, an FDA approved, HACCP Compliant and ISO 9002 certified corporation, to perform quality control and all encapsulating of MMH(TM) MALAREX/MMH(TM) 18, conforming to U.S. and Canadian manufacturing standards and assure the highest possible level of quality via product analysis and homogeneity testing for MMH(TM) MALAREX/MMH(TM) 18. This manufacturing facility, fully adhering to the highest quality standards of good manufacturing procedures, gives credence and assurance of the purity and safety of our final product. Ropack is accredited by both the U.S. and Canadian armies.

In January 2005, Millenia Hope acquired the global patent rights, TRANEX, from inventor Dr. Knox Van Dyke, an internationally renowned researcher from the University of West Virginia, and a noted malaria authority. TRANEX aids the treatment of drug resistant strains of malaria when administered together with standard therapies. Dr. Van Dyke has presented clinical data and trial proposals to the Medicines for Malaria Venture (MMV), a non-profit organization, charged with the mission to identify and fund new antimalarial medications. TRANEX will also be tested at the Walter Reed Medical Center in Washington, DC, for its anti-malarial properties.

TRANEX has also demonstrated efficacy in colorectal cancer patients in the clinical setting. Phase III FDA trials, in this indication, are ongoing in the United States.

Millenia has incorporated a wholly owned Canadian subsidiary, Millenia Hope Pharmaceuticals Ltd. that will handle all marketing, distributing and sales of MMH(TM) MALAREX/MMH(TM) 18. As well, Millenia Pharmaceuticals is investigating the ramifications and potentialities of building a research and production laboratory, to be located in the greater Montreal region, within the next 24 months.

On May 13, 2004, Millenia incorporated Millenia Hope Pharmaceutical (UK) Limited, a British company, to be its European presence. As well, Millenia had incorporated, on September 17, 2004 Millenia Hope Pharmaceutical ((HK) Limited, a Hong Kong company, to be its Asian marketing and distributing arm. As of the current date, none of the aforementioned subsidiairies had any activity.

On April 12, 2005, Dr. Margaret (Maggie) Bywater joined the company as its President. Millenia also appointed Carole Robert as its VP Sales Development and Governmental Affairs and Mr. Joseph Danielle as its Chief Legal Advisor.

On April 12, 2005, the Board of Millenia Hope added another member Mr. Jacky Quan, its VP and Treasurer. Mr. Quan's fiscal diligence will further enhance our company in his additional capacity, as a member of the Board of Directors. On April 29, 2005, Mr. Raymond Roy, executive Vice-President and director of Millenia Hope, resigned for personal reasons. On June 15, 2005, our Vice-Chairman, Dr. Alexander Kavic, was asked, by the Board of Directors, to tender his resignation. Dr. Kavic complied and resigned on that date. The resignation was due to his personal and business situation that did not allow him to properly fulfill his Millenia Hope duties.

In April 2005, Dr. Rosenfeld conducted a scientific due diligence investigation of Millenia Hope, on behalf of a group of private individuals.

On May 10, 2005, Millenia announced the sale of $600,000 of shares of common stock. This is the completion of the first stage of an anticipated much larger private placement, being arranged on a "best efforts" basis by Private Consulting Group, Inc. ("PCG"), a registered securities broker dealer, headquartered in Portland, Oregon. Funding could reach as much as $22,000,000 US, subject to certain milestones being reached by Millenia.

Three months ended May 31,2005 compared to 2004.

In 2005 we had $3,277,263 of operating expenses vs. $546,028 in 2004, of this, $3,040,318 in 2005 and $486,100 in 2004 was for stock compensation and $236,944 in 2005 and $59,928 in 2004, was for SG&A.

To May 2005, we paid our principal officers $59,512 in non-stock salaries and had no salaries to May 2004.

We had non-stock comp. marketing expenses of $20,104 in year 2005 and $10,697 in 2004. Our stock compensation in 2004 was $451,500 and $418,515 in 2005.

We incurred non-stock comp. other development costs of $11,209 and no stock compensation during the 2004 period as compared to non-stock comp. expense of $90,864 and stock compensation of $969,558 for 2005. 2005 represents costs for several completed and ongoing MMH(TM) MALAREX/MMH(TM) 18 trials, in the Republic of Central Africa (RCA), and preliminary costs for ongoing and future tests in the Dominican Republic, Ghana, RCA, Guinea (Conakry) and Angola.

Our non-stock comp. consulting expenses to May 2005 were $84,265 as opposed to no costs for that period in 2004. Stock compensation expenses $347,178 in 2005 and 0 in 2004. Again, as we come closer to attaining our sales goals and positioning the corporation for continued future growth, we incur the need for expertise and guidance to place us soon a solid and secure footing.

General and administrative expenses were $236,944 for 2005. This represented an increase of $177,016from $59,928 for 2004. This increase was attributable to an increase in day to day operating expenses, in our effort to bring our initial sales of MMH(TM) MALAREX/MMH(TM) 18 to market and to expose our company in the public marketplace. Stock comp. in 2005 for office expenses was $74,500.Our production costs of $167,710 incurred in the first and second Quarter of 2005, were allocated as follows: $127,210 to inventory,$30,000 to prepaid expenses and $10,500 was expensed as other development costs.

As a result of the foregoing we incurred a net loss of $3,270,538 for this 3 month period in 2005, compared to a loss of $536,246 for the comparative time in 2004.

Six months ended May 31, 2005 compared to May 31, 2004.

In 2005 we had $5,227,067 of operating expenses vs. $656,833 in 2004, of this, $3,821,572 in 2005 and $571,100 in 2004 was for stock compensation and $434,495 in 2005 and $85,733 in 2004, was for SG&A.

In 2005 we purchased three patent rights for $125,000 in cash and stock and option considerations of $850,000 and did not incur any costs in 2004.

To May 2005, we paid our principal officers $96,112 in non-stock salaries and had non-stock salaries to May 2004 of $17,507. In 2005, we had $1,322,500 of stock compensation and none in 2004.

We had non-stock comp. marketing expenses of $32,914 in year 2005 and $11,697 in 2004. Our stock compensation in 2004 was $536,350 and $962,974 in 2005. Our increased expenses are due to a greater effort on promoting MMH(TM) MALAREX/MMH(TM) 18, preparatory to receiving our first large commercial sales order. We made significant progress in our effort to fill our initial sales order in several West African nations. This entails enlisting entities that have entree into governmental departments and NGOs and already established distribution networks.

We incurred non-stock comp. other development costs of $12,209 and no stock compensation during the 2004 period as compared to non-stock comp. expense of $94,968 and stock compensation of $1,036,424 for 2005. 2005 represents costs for several completed and ongoing MMH(TM) MALAREX/MMH(TM) 18 trials, in the Republic of Central Africa (RCA), and preliminary costs for ongoing and future tests in the Dominican Republic, Ghana, RCA, Guinea (Conakry) and Angola.

Our non-stock comp. consulting expenses to May 2005 were $107,377 as opposed to no costs for that period in 2004. Stock compensation expenses $425,174 in 2005 and 0 in 2004. Again, as we come closer to attaining our sales goals and positioning the corporation for continued future growth, we incur the need for expertise and guidance to place us soon a solid and secure footing.

General and administrative expenses were $430,495 for 2005. This represented an increase of $344,762 from $85,733 for 2004. This increase was attributable to an increase in day to day operating expenses, in our effort to bring our initial sales of MMH(TM) MALAREX/MMH(TM) 18 to market and to expose our company in the public marketplace. Our non-stock comp.consulting, development and marketing costs related to the latter effort rose, as previously mentioned, as well as the aforementioned administrative non-stock comp. salaries rise of $78,600. Our professional fees also rose by $30,700 and stock comp. in 2005 for office expenses was $74,500.

As a result of the foregoing we incurred a net loss of $5,206,842 for the first 6 months of 2005, compared to a loss of $636,534 for the comparative time in 2004.

Liquidity and cash flow needs of the company

From December 1, 2004 to May 31, 2005 the company used $604,143 in operating activities while recording no revenues. From June 1, 2005 to November 30, 2005, the fiscal year end, the company anticipates that its net cash flow needs, will be $1,500,000 primarily to cover day to day operating and development expenses, for our marketing and sales efforts and to further bolster and strengthen our scientific platform. These funds will be covered by net revenue received and any shortfalls will be met by the officers and certain shareholders, as previously outlined, and further equity financing.

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

Part II other information

Item 2: Sales of Unregistered securities

                                                                  Exemption from
Date of           Title of         Number      Consideration        Registration
Sale              Security         Sold        Received                  claimed
----              --------         ----        --------                  -------

12/03/2004     common shares       873,333     $33,000              Regulation S

12/15/2004     common shares       550,000     $49,500              Regulation S
                                               in settlement
                                               of marketing
                                               services

01/03/2005     common shares     1,875,000     $76,000              Regulation S

01/10/2005     common shares     2,150,000     $193,500             Regulation S
                                               in settlement
                                               of consulting
                                               fees

01/15/2005     common shares     2,650,000     $238,500             Regulation S
                                               in settlement
                                               of marketing
                                               services

01/26/2005     common shares     5,000,000     $450,000             Regulation S
                                               in settlement
                                               of patent
                                               expenses

02/01/2005     common shares     2,144,775     $106,500             Regulation S

02/01/2005     common shares       400,000     $60,000              Regulation S
                                               in settlement
                                               of development
                                               costs

02/01/2005     common shares     2,666,666     $400,000             Regulation S
                                               in settlement
                                               of development
                                               costs

02/02/2005     common shares       350,000     $38,500              Regulation S
                                               in settlement
                                               of marketing
                                               services

02/15/2005     common shares        50,000     $5,500               Regulation S
                                               in settlement
                                               of office
                                               expenses

02/15/2005     common shares       500,000     $55,000              Regulation S
                                               in settlement
                                               of consulting
                                               fees

02/15/2005     common shares     2,500,000     $275,000             Regulation S
                                               in settlement
                                               of patent
                                               costs

02/24/2005     common shares       400,000     $84,000              Regulation S
                                               in settlement
                                               of marketing
                                               services

03/02/2005     common shares       300,000     $69,000              Regulation S
                                               in settlement
                                               of development
                                               costs

03/07/2005     common shares       500,000     $120,000             Regulation S
                                               in settlement
                                               of marketing
                                               services

03/15/2005     common shares     1,317,000     $118,530             Regulation S

03/18/2005     common shares     7,300,000     $1,460,000           Regulation S
                                               in settlement
                                               of development
                                               costs

03/28/2005     common shares       798,500     $31,865              Regulation S

04/07/2005     common shares     3,750,000     $600,000             Regulation S
                                               in settlement
                                               of accounts
                                               payable

04/22/2005     common shares       735,000     $132,300             Regulation S
                                               in settlement
                                               of marketing
                                               services

04/26/2005     common shares       405,600     $77,065              Regulation S
                                               in settlement
                                               of consulting
                                               fees

04/26/2005     common shares       555,000     $105,450             Regulation S
                                               in settlement
                                               of marketing
                                               services

04/26/2005     common shares       100,000     $7,000               Regulation S

05/02/2005     common shares     5,750,000     $1,322,500           Regulation S
                                               in settlement
                                               of administrative
                                               salaries

05/02/2005     common shares       333,400     $76,682              Regulation S
                                               in settlement
                                               of marketing
                                               services

05/05/2005     common shares     3,200,000     $600,000             Regulation D

05/05/2005     common shares     1,254,000     $108,866             Regulation D

05/05/2005     common shares       277,200     $63,756              Regulation S
                                               in settlement
                                               of marketing
                                               services

05/05/2005     common shares       925,000     $212,750             Regulation S
                                               in settlement
                                               of consulting
                                               fees

05/05/2005     common shares     4,900,000     $1,127,000           Regulation S
                                               in settlement
                                               of development
                                               costs

05/05/2005     common shares       300,000     $69,000              Regulation S
                                               in settlement
                                               of office
                                               expenses

(b)   Reports on Form 8-K

      Change in Registrant's Certifying Accountant.

      Election of Directors, Appointment of Principal Officers

      Entry into a Material Definitive Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Millenia Hope Inc.
                                (Registrant)


Dated July 15, 2005             By: /s/ Leonard Stella
                                CEO