Form 10QSB
period 2005-08-31
MILLENIA HOPE INC
filed 2005-10-28
CIK 1060827

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At October 20, 2005 Issuer had 119,214,217 outstanding shares of Common Stock.

                                      INDEX

PART I: FINANCIAL INFORMATION

      Item 1. Financial Statements

            Balance Sheet (Unaudited) at August 31, 2005.

            Statement of Operations(Unaudited) for the three and nine months ended August 31, 2005 and August 31, 2004 and from inception (December 24, 1997) to August 31, 2005.

            Statements of Cash Flows (Unaudited) for the nine months ended August 31, 2005 and August 31, 2004 and from inception (December 24,
            1997) to August 31, 2005.

            Notes to the Financial Statements (Unaudited)

      Item 2. Plan of Operations

      Item 3. Controls and procedures

PART II. Other Information

      Item 2. Sale of Unregistered Securities

      Item 6. Exhibits and Reports on Form

      SIGNATURES

                               Millenia Hope Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                 August 31, 2005
                                   (Unaudited)

                                     Assets
Current Assets
  Inventory                                                        $    127,210
  Prepaid Expenses                                                       49,090
                                                                   ------------
              Total Current Assets                                      176,300
                                                                   ------------

Property and Equipment, net                                               2,835
                                                                   ------------

                                                                   $    179,135
                                                                   ============

                       Liabilities & Stockholders' Equity
Current Liabilities
  Accounts Payable and Accrued Liabilities                         $     75,493
  Bank Overdraft                                                         11,929
  Related Party Payable                                                     466
                                                                   ------------
              Total Current Liabilities                                  87,888
                                                                   ------------

Stockholders' Equity
  Common Stock, $.0001 par value; 180,000,000 shares authorized,
    117,084,217 issued and outstanding                                   11,708
  Paid in Capital                                                    19,717,979
  Treasury Shares, at cost                                                  100
  Deferred Stock Compensation                                        (2,463,347)
  (Deficit) Accumulated During the Development Stage                (17,175,193)
                                                                   ------------
                                                                         91,247
                                                                   ------------

                                                                   $    179,135
                                                                   ============

See the accompanying notes to the financial statements.

                               Millenia Hope Inc.
                          (A Development Stage Company)
                            Statements of Operations
    Three and nine months August 31, 2005 and August 31, 2004 and the Period
              From Inception (December 24, 1997) to August 31, 2005
                                   (Unaudited)

                                                         Three Months Ended                Nine months ended           Inception to
                                                     August 31,       August 31,       August 31,       August 31,      August 31,
                                                        2005             2004             2005             2004            2005
                                                   -------------    -------------    -------------    -------------    ------------
Revenues                                           $     175,000    $          --    $     175,000    $          --    $  1,248,718

Cost of Sales                                            122,868               --          122,868               --         702,079
                                                   -------------    -------------    -------------    -------------    ------------

Gross Profit                                              52,132               --           52,132               --         546,639
                                                   -------------    -------------    -------------    -------------    ------------

Operating Expenses
      Stock compensation expense                       1,168,207          299,814        4,989,779          875,425       8,713,159
  Purchased R&D                                         (975,000)              --               --               --              --
      Patent rights                                           --               --               --               --       1,005,827
  Selling, general and administrative                    575,558           41,742        1,006,053          122,964       5,246,317
                                                   -------------    -------------    -------------    -------------    ------------
                                                         768,765          341,556        5,995,832          998,389      14,965,303
                                                   -------------    -------------    -------------    -------------    ------------

Operating (Loss)                                        (716,633)        (341,556)      (5,943,700)        (998,389)    (14,418,664)
                                                   -------------    -------------    -------------    -------------    ------------

Other income (expense)
  Gain on disposition of subsidiary                           --               --               --               --         737,262
  Interest income                                          9,810           10,209           26,330           30,564         110,428
  Interest expense                                            --               --               --              (56)       (179,212)
  Other income                                             3,690               --            7,395               --           7,395
  Write-off of leasehold improvements                         --               --               --               --          (2,663)
  Write-off of notes receivable, related parties              --               --               --               --        (629,739)
  Write-off of other assets                                   --               --               --               --      (2,799,999)
                                                   -------------    -------------    -------------    -------------    ------------
                                                          13,500           10,209           33,725           30,508      (2,756,529)
                                                   -------------    -------------    -------------    -------------    ------------

(Loss) Before Income tax (benefit)                      (703,133)        (331,347)      (5,909,975)        (967,881)    (17,175,193)
                                                   -------------    -------------    -------------    -------------    ------------

Income taxes (benefit)                                        --               --               --               --              --

                                                   -------------    -------------    -------------    -------------    ------------
Net (Loss)                                         $    (703,133)   $    (331,347)   $  (5,909,975)   $    (967,881)   $(17,175,193)
                                                   =============    =============    =============    =============    ============

Per share information - basic and diluted:
Weighted average number of common
  shares outstanding                                 121,490,902       58,406,578      100,861,327       55,405,055
                                                   =============    =============    =============    =============

(Loss) Per common share                            $       (0.01)   $       (0.01)   $       (0.06)   $       (0.02)
                                                   =============    =============    =============    =============

See the accompanying notes to the financial statements.

                               Millenia Hope Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                 Nine months August 31, 2005 and August 31, 2004
        the Period From Inception (December 24, 1997) to August 31, 2005
                                   (Unaudited)

                                                                   Nine Months Ended        Inception to
                                                               August 31,     August 31,     August 31,
                                                                  2005           2004           2005
                                                              -----------    -----------    ------------
Operating Activities
Cash (used in) operating activities                           $(1,094,005)   $  (172,787)   $(3,855,855)
                                                              -----------    -----------    -----------

Financing Activities
     Bank Overdraft                                                11,757             --         11,757
     Related party payable, net                                       248           (970)     1,367,915
     Issuance of capital stock for cash                         1,082,000         96,525      2,130,566
     Contribution to paid in capital                                   --             --      1,318,347
                                                              -----------    -----------    -----------

Cash provided by financing activities                           1,094,005         95,555      4,828,585
                                                              -----------    -----------    -----------

Investing activities
     Additions to fixed assets                                         --             --       (128,715)
     Deposits on future acquisition                                    --             --     (1,000,000)
     Issue of stock for subsidiary cash balance                        --             --         40,628
     Repayment of subsidiary related party note receivable             --             --         34,233
     Collection of subsidiary share subscription receivable            --             --         83,331
     Note receivable                                                   --         76,771         (2,207)
                                                              -----------    -----------    -----------

Cash provided by (used in) investing activities                        --         76,771       (972,730)
                                                              -----------    -----------    -----------

Increase in cash                                                       --           (461)            --

Cash and cash equivalents
      Beginning of period                                              --            586             --
                                                              -----------    -----------    -----------

      End of period                                           $        --    $       125    $        --
                                                              ===========    ===========    ===========

Non-Cash Investing and Financing Activities
  Settlement of accrued liabilities with common stock         $   600,000    $        --    $   676,850
                                                              ===========    ===========    ===========
  Common stock issued for deferred compensation               $ 2,135,591    $        --    $ 4,598,938
                                                              ===========    ===========    ===========

See the accompanying notes to the financial statements.

                               MILLENIA HOPE INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 August 31, 2005
                                   (UNAUDITED)

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

Note 3. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $5,909,975 for the nine months ended August 31, 2005, a loss of $703,133 for the 3 months ended August 31, 2005 as well as reporting net losses of $17,175,193 from inception (December 24, 1997). As reported on the statement of cash flows, the Company had negative cash flows from operating activities of $1,094,005 for the nine months ended August 31, 2005 and has reported deficient cash flows from operating activities of $3,855,855 from inception (December 24, 1997). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $2,130,566 and short-term debt $1,367,915 which is principally related party debt.

Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long-term relationships with other major organizations distribute the product MMH(TM) MALAREX/MMH(TM) 18. Management anticipates generating revenue through the sales of MMH(TM) MALAREX/MMH(TM)18 during this fiscal year. The directors and officers of the company have committed to fund the operations of the organization during the next fiscal year until the company can generate sufficient cash flow from operations to meet current operating expenses and overhead.

Note 4 STOCKHOLDERS' EQUITY

Between December 1, 2004 and August 31, 2005 the Company issued 35,282,866 shares of common stock, pursuant to Regulation S, for administrative salaries, business development and other consulting services, valued at $6,354,201, including $1,568,960 of deferred compensation, and 3,750,000 shares to pay accounts payable of $600,000. During the 9 months period ended August 31, 2005 the Company issued 11,562,608 shares of common stock, pursuant to Regulation S, for $1,082,000 received. At August 31, 2005, the Company had deferred compensation of $2,463,347, related to the issuance of common stock for services including $1,568,960 of deferred compensation noted above.

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

The agreement called for Millenia to pay Dr. Knox Van Dyke $125,000 in cash, 5 million restricted shares of Millenia common stock and 5 million options, valid for 10 years, to purchase Millenia common shares, at $1.00 per share. Furthermore, Millenia was to pay Dr. Knox Van Dyke $3,000 per month in maintenance fees and provide $100,000 in annual research funding, commencing with March 2005.

Dr. Van Dyke was to receive royalties of 8% of sales relating to the products utilizing the above-mentioned patents. As of August 31, 2005, $85,000 in cash had been paid. Dr.Van Dyke's 5,000,000 shares of common stock were valued at fair market value of $0.09, on the date the agreement was entered into, resulting in $450,000 of purchased R & D, as reflected in the statement of operations.

Dr. Van Dyke also received options to purchase 5,000,000 shares of the Company's common stock for 10 years at $1.00 per share. Using the Black Sholes option pricing method with a risk free rate of return of 3% and volatility of 1.41, no dividend yield, 10 year life, $1 exercise price resulted in $400,000 of additional purchased R & D, as reflected in the statement of operations.

On August 31, 2005 Millenia nullfied the aforesaid Agreement due to material breaches of the Agreement, notably the lack of ownership of the rights to the usage of Tetrandrine and any of its derivatives, that were sold by Dr. Van Dyke to Millenia. The 5,000,000 common shares and 5 million options, valued at $850,000 have been cancelled. The cash portion already paid to Dr. Van Dyke has been expensed, pending any further action.

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

The business objectives of Millenia are twofold. First and foremost is to establish MMH(TM) MALAREX/MMH(TM) 18 as a globally accepted control agent for the treatment and prevention of malaria throughout the world. We believe, and our trials have validated, that MMH(TM) MALAREX/MMH(TM) 18 is a highly effective anti-malarial drug, and will be made available at prices that are competitive for a new anti-malarial agent with no parasitic resistance. The efficacy of MMH(TM) MALAREX/MMH(TM) 18, we believe, will ensure its acceptability and use in the fight against malaria. To this end the company is involved with ongoing clinical trials of MMH(TM) MALAREX/MMH(TM) 18 with the World Health Organization
(WHO) present, in order to ensure our acceptability as a front-line anti-malarial treatment.

As of September 30, 2005, Millenia Hope had received 18 sales authorizations from West African nations, Congo (Brazzaville), Guinea (Conakry), Togo, Burundi, Central African Republic, Benin, Gabon. Chad, Niger, Mali, Senegal, Democratic Republic of Congo, Guinea (Equatorial), Cameroon, Sierre Leone, Mauritania and Burkina Faso; and one from the Caribbean nation of the Dominican Republic. Several other, sales authorizations, from other African nations, are pending. Based on management's best estimates, Millenia hopes to sell in excess of 200,000 treatments of MMH(TM) MALAREX/MMH(TM) 18, in at least 2 major markets (or up to $2 million US), by the end of fiscal 2005. During the 3rd Quater ending August 31, 2005 the Company sold 25,000 treatment for $175,000 as the initial sale from a potential order that could reach 100,000 treatments, in Guinea (Conakry). Also in October 2005 we made our first sale to the country of Mali 10,000 treatments for $85,000.

Millenia has adopted an extremely conservative sales forecast. In the face of anti-malarial drug resistance remove the, for all the currently most utilized anti-malarial drugs, as acknowledged by the WHO and its initiative Roll Back Malaria and all major orgqanizations and NGOs involved in combating malaria, the need for more effective treatments will continue to intensify. Once a network of local distributors capable of supplying MMH(TM) MALAREX/MMH(TM) 18 is in place, the demand for MMH(TM) MALAREX/MMH(TM) 18 should increase commensurately.

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

Furthermore; we have strengthened our intellectual property (IP) by depositing 2 more patent applications for MMH(TM) MALAREX/MMH(TM) 18 that will both broaden and deepen the product's coverage for other indications and other methods of treating malaria. Also, we have deposited a file with Sante Canada, Canada's drug licensing agency, pursuant to receiving our designation as a drug recognized by a North American country. Further, we have commenced working on the FDA approval process.

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

In January 2005, Millenia Hope signed on Agreement to acquire the global patent rights, to tetrandrine, from inventor Dr. Knox Van Dyke, from the University of West Virginia, a noted malaria authority. On August 31, 2005 the aforesaid Agreement was nullified by Millenia due to material breaches of the Agreement, as mentioned in Note 5 to the August 31, 2005 interim Financial Statements. As Tetrandrine (Millenia product name TRANEX(TM)18) was only in its development stage, the nullification of the Agreement will have no impact on our business.

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

On August 30, 2005 the company appointed Joseph Daniele, its Chief Legal Advisor, as a member of the Board of Directors.Millenia Hope Inc. announced the dismissal of its President, Dr. Margaret Bywater, effective September 1, 2005, due to differences of opinion in the strategic direction of the Company. Mr. Leonard Stela, CEO, and other officers will take over the tasks previously handled by Dr. Bywater. The Board has not named any replacement for Dr. Bywater as of September 30, 2005. All of the aforesaid, as per our 8-K filing.

On September 29, 2005 Millenia announced that it has forged a relationship with Dr. Hagai Ginsburg, a world-renowned malaria expert. Dr. Ginsburg has joined Millenia as a scientific advisor and consultant, to assist us in our anti-malarial efforts.

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

In September 2005 Millenia Hope enrolled 200 persons in a trial at the Coca Cola facility in Guinea (Conakry), Africa.. This trial, utilizing World Health Organization (WHO) approved protocols in a closed testing environment, was administrated by Dr. Ibrahima Sory Dialo and Dr. Soriba Cisse. Dr. Dialo administrates Coca Cola's healthcare programs and the healthcare programs of other multi-national corporations in Africa. Dr. Cisse is the Vice-President, Research and Development, for Millenia Hope. Of the 230 persons enrolled, 55 had malaria and all 55 (100%) were cured within 3 days of taking MMH(TM)Malarex/MMH(TM)18. More detailed results will follow in the near future.

Three months ended August 31, 2005 compared to 2004.

In 2005 we had $768,765 of operating expenses vs. $341,556 in 2004, of this, $1,168,207 in 2005 and $299,814 in 2004 was for stock compensation. In Quarter 3-2005, we cancelled $850,000 of common stock and options, issued in Quarter 1, to purchase 3 U.S. patents, pursuant to the nullification of an Agreement to Purchase R+D, for material breaches by the Seller. The cash portion, $125,000 of the Purchased R&D was expensed in the S, G and A section.

We had revenue of $175,000 in the 3rd Quarter of 2005, representing our first sale of MMH(TM) Malarex/MMH(TM) 18 and 0 in 2004. We had cost of sales of $122,868 in Quarter 3 of 2005, which included work on improving our product formulation, and 0 in 2004.

The following items are the breakdown, by category, of our $1,168,207 stock compensation and the non-stock compensation items, listed by their categories, added together with General and Administrative expenses of $208,389 equal to the $575,558 of S, G and A on our Statements of Operations.

To August 2005, we paid our principal officers $232,763 in non-stock salaries and had no salaries to August 2004.

We had non-stock comp. marketing expenses of $63,861 in year 2005 and $0 in 2004. Our stock compensation in 2004 was $275,825 and $421,290 in 2005. This increase due to our heightened effort to receive concrete sales orders in 2005 and to lay the foundation for further sales in 2006. In 2005 we realized our initial sales.

We incurred non-stock compensation other development costs of $2,506 and $0 of stock compensation during the 2004 period as compared to non-stock comp. expense of $22,737 and stock compensation of $530,435 for 2005. 2005 represents costs for several completed and ongoing MMH(TM) MALAREX/MMH(TM) 18 trials, in the Republic of Central Africa (RCA), and preliminary costs for ongoing and future tests in the Dominican Republic, RCA, Ghana, Guinea (Conakry) and Angola.

Our non-stock comp. consulting expenses to May 2005 were $46,808 as opposed to no costs for that period in 2004. Stock compensation expenses $216,482 in 2005 and 0 in 2004. Again, as we come closer to attaining our sales goals and positioning the corporation for continued future growth, we incur the need for expertise and guidance to place us soon a solid and secure footing.

General and administrative expenses were $209,389 for 2005. This represented an increase of $170,153 from $39,236 for 2004. This increase was attributable to an increase in day to day operating expenses, in our effort to bring our initial sales of MMH(TM) MALAREX/MMH(TM) 18 to market and to expose our company in the public marketplace and to expensing the cash portion already paid for the cancelled Purchased R&D.

As a result of the foregoing we incurred a net loss of $703,133 for this 3 month period of 2005, compared to a loss of $331,347 for the comparative time in 2004.

Nine months ended August 31, 2005 compared to 2004.

In 2005 we had $5,995,832 of operating expenses vs. $998,389 in 2004. Of this, $4,989,779 in 2005 and $875,425 in 2004 was for stock compensation .

We had revenue of $175,000 in 2005, representing our first sales of MMH(TM) Malarex/MMH(TM) 18 and 0 in 2004. We had product costs of $122,868, which included work on improving our product formulation, in 2005 and 0 in 2004.

We paid $125,000 in cash and $850,000 of stock and option for Purchased R+D in Quarter 1, for 3 U.S. Patents. Pursuant to the nullification of the Agreement in Quarter 3, due to material breaches by the Seller, the $850,000 of common stock and options was cancelled. The cash portion of the Purchased R&D was expensed in the S, G and A section.

The following items are the breakdown, by category, of our $4,989,779 stock compensation and the non-stock compensation items, listed by their categories, added together with General and Administrative expenses of $393,184 equal to the $1,006,053 of S, G and A on our Statement of Operations.

In 2005, we paid our principal officers $328,875 in non-stock salaries and $1,322,500 in stock comp.salaries and had non-stock salaries of $35,216 in 2004 and no stock comp. salaries in 2004.

We had non-stock comp. marketing expenses of $75,105 in year 2005 and $7,155 in 2004. Our stock compensation in 2004 was $812,175 and $1,384,263 in 2005. This increase due to our heightened effort to receive concrete sales orders in 2005 and to lay the foundation for further sales in 2006. In 2005 we realized our initial sales.

We incurred non-stock compensation other development costs of $14,715 and $0 of stock compensation during 2004 as compared to non-stock comp. expense of $54,705 and stock compensation of $1,566,859 for 2005. 2005 represents costs for several completed and ongoing MMH(TM) MALAREX/MMH(TM) 18 trials, in the Republic of Central Africa (RCA), and preliminary costs for ongoing and future tests in the Dominican Republic, RCA, Ghana, Guinea (Conakry) and Angola and funding for a discontinued anti-malarial.

Our non-stock comp. consulting expenses in 2005 were $154,184 as opposed to no costs for that period in 2004. Stock compensation expenses $641,656 in 2005 and 0 in 2004. Again, as we come closer to attaining our sales goals and positioning the corporation for continued future growth, we incur the need for expertise and guidance to place us soon a solid and secure footing.

General and administrative expenses were $393,184 for 2005. This represented an increase of $327,306 from $65,878 for 2004. This increase was attributable to an increase in day to day operating expenses, in our effort to bring our initial sales of MMH(TM) MALAREX/MMH(TM) 18 to market and to expose our company in the public marketplace and to expensing the cash portion already paid for the cancelled Purchased R&D.Stock comp. in 2005 for office expenses, which is included in S, G and A, was $74,500 and 63,250 in 2004.

As a result of the foregoing we incurred a net loss of $5,909,975 to August 2005, compared to a loss of $967,881 for the comparative time in 2004.

Liquidity and cash flow needs of the company

From December 1st, 2004 to August 31, 2005 the company used $1,094,005 for operating activities while recording $175,000 in revenues. From September 1, 2005 to November 30th, 2005, the fiscal year end, the company anticipates that its net cash flow needs, will be $300,000 primarily to cover day today operating and development expenses, for our marketing and sales efforts and to further bolster and strengthen our scientific platform. These funds will be covered by net revenue received and any shortfalls will be met by the officers and certain shareholders, as previously outlined.

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

Part II other information

Item 2: Sales of Unregistered securities

Date of          Title of        Number        Consideration         Exemption from
-------          --------        ------        -------------         --------------
Sale             Security        Sold          Received        Registration claimed
----             --------        ----          --------        --------------------
12/03/2004     common shares     873,333       $33,000                 Regulation S

12/15/2004     common shares     550,000       $49,500                 Regulation S
                                               in settlement
                                               of marketing
                                               services

01/03/2005     common shares     1,875,000     $76,000                 Regulation S

01/10/2005     common shares     2,150,000     $193,500                Regulation S
                                               in settlement
                                               of consulting
                                               fees

01/15/2005     common shares     2,650,000     $238,500                Regulation S
                                               in settlement
                                               of marketing
                                               services

01/26/2005     common shares     5,000,000     $450,000                Regulation S
                                               in settlement
                                               of purchased
                                               R&D

02/01/2005     common shares     2,144,775     $106,500                Regulation S

02/01/2005     common shares     400,000       $60,000                 Regulation S
                                               in settlement
                                               of development
                                               costs

02/01/2005     common shares     2,666,666     $400,000                Regulation S
                                               in settlement
                                               of development
                                               costs

02/02/2005     common shares     350,000       $38,500                 Regulation S
                                               in settlement
                                               of marketing
                                               services

02/15/2005     common shares     50,000        $5,500                  Regulation S
                                               in settlement
                                               of office
                                               expenses

02/15/2005     common shares     500,000       $55,000                 Regulation S
                                               in settlement
                                               of consulting
                                               fees

02/15/2005     common shares     2,500,000     $275,000                Regulation S
                                               in settlement
                                               of patent
                                               costs

02/24/2005     common shares     400,000       $84,000                 Regulation S
                                               in settlement
                                               of marketing
                                               services

03/02/2005     common shares     300,000       $69,000                 Regulation S
                                               in settlement
                                               of development
                                               costs

03/07/2005     common shares     500,000       $120 000                Regulation S
                                               in settlement
                                               of marketing
                                               services

03/15/2005     common shares     1,317,000     $118,530                Regulation S

03/18/2005     common shares     7,300,000     $1,460,000              Regulation S
                                               in settlement
                                               of development
                                               costs

03/28/2005     common shares     798,500       $31,865                 Regulation S

04/07/2005     common shares     3,750,000     $600,000                Regulation S
                                               in settlement
                                               of accounts
                                               payable

04/22/2005     common shares     735,000       $132,300                Regulation S
                                               in settlement
                                               of marketing
                                               services

04/26/2005     common shares     405,600       $77,065                 Regulation S
                                               in settlement
                                               of consulting
                                               fees

04/26/2005     common shares     555,000       $105,450                Regulation S
                                               in settlement
                                               of marketing
                                               services

04/26/2005     common shares     100,000       $7,000                  Regulation S

05/02/2005     common shares     5,750,000     $1,322,500              Regulation S
                                               in settlement
                                               of administrative
                                               salaries

05/02/2005     common shares     333,400       $76,682                 Regulation S
                                               in settlement
                                               of marketing
                                               services

05/05/2005     common shares     3,200,000     $600,000                Regulation D

05/05/2005     common shares     1,254,000     $108,866                Regulation D

05/05/2005     common shares     277,200       $63,756                 Regulation S
                                               in settlement
                                               of marketing
                                               services

05/05/2005     common shares     925,000       $212,750                Regulation S
                                               in settlement
                                               of consulting
                                               fees

05/05/2005     common shares     4,900,000     $1,127,000              Regulation S
                                               in settlement
                                               of development
                                               costs

05/05/2005     common shares     300,000       $69,000                 Regulation S
                                               in settlement
                                               of office
                                               expenses

07/11/2005     common shares     185,000       $22,200                 Regulation S
                                               in settlement
                                               of consulting
                                               fees

07/13/2005     common shares     100,000       $12,000                 Regulation S
                                               in settlement
                                               of consulting
                                               fees

08/24/2005     common shares     500,000       $85,000                 Regulation S
                                               in settlement
                                               of consulting
                                               fees

(b)   Reports on Form 8-K

      Change in Registrant's Certifying Accountant.

      Election of Directors, Appointment of Principal Officers

      Entry into a Material Definitive Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Millenia Hope Inc.
                                                (Registrant)

Dated October 27, 2005                          By: /s/ Leonard Stella
                                                CEO