Form 10KSB/A
period 2004-11-30
MILLENIA HOPE INC
filed 2006-03-17
CIK 1060827

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


The business objectives of Millenia are twofold. First and foremost is to establish MMH Malarex(TM) as an accepted control agent for the treatment and prevention of malaria throughout the world. We believe that MMH Malarex(TM) is a highly effective anti-malarial drug, and will be made available at prices that are competitive for a new anti-malarial agent with no parasitic resistance. The availability and pricing of MMH Malarex(TM), we believe, will ensure its acceptability and use in the fight against malaria. To this end the company is involved in ongoing clinical trials of MMH Malarex(TM). These trials, monitored by regional offices of the World Health Organization (WHO) are designed to get MMH Malarex (TM) global recognition as an anti-malarial treatment and allow organizations, such as the Global Fund and other international Non-Governmental Agencies (NGO), to fund the purchase of our products on behalf of different countries.

Taking the aforementioned into account, as of November 30, 2005, Millenia Hope had received 18 sales authorizations from West African nations, Congo (Brazzaville) and Guinea (Conakry), Togo, Burundi, Central African Republic, Benin, Gabon, Chad, Niger, Mali, Senegal, Democratic Republic of Congo, Guinea (Equatorial), Cameroon, Ghana, Sierra Leone, Mauritania and Burkina Faso, and one from the Caribbean nation of the Dominican Republic. These authorizations mean that we have the right currently, without doing any further testing or receiving any further approval, to sell MMH Malarex(TM) to any individual, group, company or NGO or Governmental Agency in those countries. In fact, as of September 2005 Millenia had 2 MMH Malarex sales, one in Guinea Conakry and one in Mali. We are actively working with other groups and individuals to conclude further sales of MMH Malarex(TM). The only cost to concluding future sales is the normal day to day operating costs of our business. We are awaiting sales authorizations from several other African nations. Based on management's best estimates, Millenia hopes to sell in excess of 200,000 treatments of MMH MALAREX(TM), in at least 2 major markets (or $1.5 - 2 million US), by the middle of fiscal 2006.

Millenia has adopted an extremely conservative sales forecast. In the face of anti-malarial drug resistance, the need for effective treatments will continue to intensify. Millenia has commenced building a network of local distributors capable of supplying MMH MALAREX(TM) and expects that the demand for MMH MALAREX(TM) should increase commensurately.


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


In 2001 Millenia acquired 68% of the assets of Cibecol Industrial Farmaceutica Ltda. for $500,000,7 million shares of Millenia Hope common stock and 1million common shares of Sword Comp-Soft Corp. As per the agreement between the parties, the assets purchased were supposed to be transferred into a newly formed corporation, to be owned 68% by Millenia and 32% by Cibecol, by Oct. 2002. This has not occurred and Millenia wrote down its investment to $1. Millenia expected the transfer to be legally formalized, but the assets were never transferred from Cibecol to any other entity, whatsoever. Currently, Millenia is not pursuing any legal course of action. After discussion with its corporate counsel, it has been decided that, at this time, any legal action to effect the transfer would require too much time and scarce resources, better spent on building their business, and is not in the company's best interest.

Millenia continues to have regular commercial access to Voacamine processed by Cibecol and other producers in Southern Brazil and does not foresee any supply shortages in the near future. Even though Millenia does not have exclusive access to Cibecol's Voacamine, due to the aforesaid, it is still able to purchase Voacamine commercially from Cibecol and other producers in the Region to satisfy its needs.


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


On May 31, 2001, Millenia Hope and Liquid Asset Corp. signed a purchase agreement, the terms of which gave Millenia the exclusive worldwide rights to oxygenate intravenous solutions until September 1, 2005 with an option to purchase these same rights for a further 5 year period. The purchase price for these rights to September 1, 2005 was $500,000, 6 million Millenia Hope common shares and 2 million non-registered common shares of Sword Comp-Soft Corp. that were owned by Millenia.

As of Sept. 1,2005 Millenia did not exercise its option to purchase these rights for another 5 years. At this time the company feels that it can better use its resources to concentrate on its core business, infectious diseases especially malaria. As the company is not currently actively engaged in this project, not exercising its option will not have a negative impact on our business plan for 2005.


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

                                              MILLENIA HOPE INC.


Date: December 14, 2005                 /s/ Leonard Stella
                                        ---------------------------------
                                        Leonard Stella, CEO and Director


Date: December 14, 2005                 /s/ Yehuda Kops
                                        ---------------------------------
                                        Yehuda Kops, Chief Operating Officer and
                                        Director
                                        (Principal Financial Officer)

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

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCCOUNTING FIRM


To the Board of Directors and Shareholders
Millenia Hope, Inc.


We have audited the balance sheet of Millenia Hope, Inc. (A Development Stage Company) as of November 30, 2004, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period December 24, 1997 (inception) through November 30, 2003, were audited by other auditors whose report dated March 17, 2004 expressed a going concern opinion on those statements. The financial statements for the period December 24, 1997 (inception) through November 30, 2003 include an accumulated net loss of $8,491,066. Our opinion on the statements of operations, shareholders' equity, and cash flows for the period from December 24, 1997 (inception) through November 30, 2004, insofar as it relates to amounts for periods through November 30, 2003, is based on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


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


                                                     Year Ended       Year Ended      Inception to
                                                     November 30      November 30      November 30
                                                        2004             2003             2004
                                                    ------------     ------------     ------------
Revenues                                            $         --     $      2,500     $  1,073,718

Cost of Sales                                                 --               --          579,211
                                                    ------------     ------------     ------------

Gross Profit                                                  --            2,500          494,507
                                                    ------------     ------------     ------------

Operating Expenses
  Administrative Salaries                                656,629          360,000        1,016,629
  Marketing                                              803,681          231,089        3,109,781
  Research and Development                               272,087            6,727        1,199,991
  Patent rights                                               --               --        1,005,827
  Selling, general and administrative                    522,720          154,597        2,637,243
                                                    ------------     ------------     ------------
                                                       2,255,117          752,422        8,969,471
                                                    ------------     ------------     ------------

Operating (Loss)                                      (2,255,117)        (749,922)      (8,474,964)
                                                    ------------     ------------     ------------

Other income (expense)
  Gain on disposition of subsidiary                           --          674,809          737,262
  Interest Income                                         40,707           30,960           84,098
  Interest expense                                            --               --         (179,212)
  Write-off of leasehold improvements                         --               --           (2,663)
  Write-off of notes receivable, related parties        (559,739)              --         (629,739)
  Write-off of other assets                                   --               --       (2,799,999)
                                                    ------------     ------------     ------------
                                                        (519,032)         705,769       (2,790,253)
                                                    ------------     ------------     ------------

Net (Loss)                                          $ (2,774,149)    $    (44,153)    $(11,265,217)
                                                    ============     ============     ============

Per share information - basic and diluted:
Weighted Average Number of Common
  Shares Outstanding                                  58,305,785       28,934,976
                                                    ============     ============

(Loss) Per Common Share                             $      (0.05)    $      (0.00)
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