Form 10KSB
period 2005-11-30
MILLENIA HOPE INC
filed 2006-03-21
CIK 1060827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ESCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Preferred stock, par value $0.0001 per share. Check whether the issuer (1)filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year: $260,740

As of March 15,2006, the aggregate market value of the issuer's common stock based on its reported last sale price on the OTC Bulletin Board) held by non-affiliates of the issuer was approximately $12,807,500. At March 15,2006, 135,260,717 shares of issuer's common stock were outstanding.

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

(b)   Business of Issuer

MILLENIA was formed to further develop and distribute an anti-malarial agent called MALAREX/MMH(TM)18 (the "Product"). As disclosed later, the Company has also filed further patent applications for indications besides malaria, and another patent application for multi-drug resistant strains of malaria.

Millenia's goal as a biopharmaceutical corporation is to both purchase and develop patented drugs dealing with infectious diseases specifically, but not exclusively, anti-malarial agents. To date, the Company has had only insignificant sales. Further, internally generated funds may not be sufficient to fund the operation of the Company for the upcoming fiscal year. However, the officers and directors have committed to fund the operations of the Company for the next fiscal year, should there be any shortfall. (See note 3 of the financial statements)

MALARIA, THE DISEASE

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

As per a study done by the Center for Disease Control (CDC) in Atlanta, Georgia,
(2001),
there is up to 70% resistance (recent studies show upwards of 75% resistance) to three most commonly used anti-malarials in West Africa, Chloroquine, Sulfadoxone and Mefloquine. It is imperative to develop new anti-malarial drugs to fight the problem of parasitic resistance to the drugs currently being used. As of 2004 the WHO issued an edict to its constituent agencies to stop funding chloroquine, sulfodoxone and mefloquine, due to their ineffectiveness based on their parasitic resistance problem.

PRODUCT HISTORY

MALAREX/MMH(TM)18

The refining process of MALAREX/MMH(TM)18, using the species called Peschiera found in Brazil, was successfully implemented by the research team of Rossi and Motta in 1997. Thereafter, Millenia bought all rights to MALAREX/MMH(TM)18 from the co-owners of the patent applications, Mr. Rossi and Mr. Motta on January 7, 1998. As of February 28, 2006, Millenia has been given the authorization to sell MALAREX/MMH(TM)18 in 18 West African countries, Guinea (Conakry), and Congo (Brazzaville), Togo, Burundi, Central African Republic, Benin, Gabon, Chad, Niger, Mali, Senegal, Democratic Republic of Congo, Guinea (Equatorial), Cameroon, Ghana, Sierra Leone, Mauritana and Burkino Faso as well as the Caribbean nation of the Dominican Republic.

Extracted from natural sources, MALAREX/MMH(TM)18 is not a synthetically derived drug. MALAREX/MMH(TM)18 has had successful tests in the treatment of malaria and is continuing with further ongoing tests to bolster its scientific platform, to further validate its safeness, to allow it to continue to receive further selling authorizations and to improve the efficacy and usefulness of the product.

Throughout in-vitro (cultured cell-tests) and in-vivo (live trials) tests (see Test Results), no serious side effects were detected. When treated with MALAREX/MMH(TM)18 there was no need to take post treatment vitamins or other additives for restructuring the immune system. Moreover, because of its immune-modulatory properties (see test results - Journal of Natural Products vol. 57 November 1994), the extract is non-allergenic and non habit forming. Currently, MALAREX/MMH(TM)18 (active ingredient-Voacamine) is produced in capsule form.

Millenia continues to have regular commercial access to Voacamine processed by producers in Southern Brazil and does not foresee any supply shortages in the near future. Even though Millenia does not have exclusive acess to Voacamine, there are no problems in acquiring Voacamine commercially from producers in the region to satisfy its needs. The encapsulation and packaging of MALAREX/MMH(TM)18 is done by Ropack, a HACCP, cGMP and ISO 9002 firm in Montreal, Canada.

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

DISTRIBUTION AND PRICING

Millenia's objective is to see that MALAREX/MMH(TM)18 is made available to as many people, as quickly as possible. In order to accomplish this goal, Millenia will initially rely upon already existing distribution networks. Millenia intends to make MALAREX/MMH(TM)18 available at prices that are, for a new anti-malarial agent with no parasitic resistance, competitive with the cost of other comparable drugs currently used in the treatment of malaria. This, and MALAREX/MMH(TM)18's lack of harmful side effects, will facilitate MALAREX/MMH(TM)18 'S entry into the marketplace. Within this pricing structure, the Company will generate earnings that will allow for future growth and a substantial return on our stakeholders' investment.

Millenia is currently poised to begin selling MALAREX/MMH(TM)18 in significant quantities. To this end, it has already made its initial sales of MALAREX/MMH(TM)18 in Africa, in 2005.

PATENTS AND INTELLECTUAL PROPERTY (IP)

The Millenia Hope IP portfolio applies to two patents; MALAREX/MMH(TM)18 and treatment for multi-drug resistant strains. The Company's portfolio covers the active ingredients from the peschiera plant extract. Based on discoveries in the development program, the Company has submitted a global patent covering a profile of active ingredients from the plant, and the additional clinical properties of the product, namely anti-parasite, anti-viral and antibacterial activities. Today, the patent is in the international phase.

The second US patent application was filed in 2005 covering the treatment and prevention of multi-drug resistant strains of malaria utilizing Millenia Hope's products.

As well, Millenia has received its registered use and trademark for MALAREX/MMH(TM)18.

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

Clinical Trials

Trial done by Dr. Francesco du Chaira - Clinic Ospedale di Anchilo, Nampula,
Mozambique: (Initial proof of concept)

      -     1998 - 74 patients suffering from Falciparum Malaria

      -     67 patients were completely cured after 4 days of treatments.

Trials done by Professor Same Ekobo, National Coordinator of Cameroon's Anti-Malarial Program and Director of the Center for Parasite Research in Yaounde, Cameroon, West Africa:

                  Initial trial to establish treatment dosage levels (equivalent To Phase IIa)

      -     November 1999 - 30 patients suffering from acute Falciparum Malaria.

      -     18 patients were completed cured after 4 days of treatments.

      - 12 patients - suffering from extremely elevated parasitic levels, saw a significant

      -     reduction from their previous levels.

      -     Side effects, 2 cases of nausea.

                  Follow-up trials (equivalent to phase IIb)

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

      - 96.6% of the patients were ready to take MALAREX/MMH(TM)18 again should they incur another episode of malaria.

      -     November 2003, 102 patients suffering Falciparum Malaria

      - Comparative test with Camoquine-quinine based established anti-malarial

      - Positive results achieved vs. Camoquine in both efficacy and lack of negative side effects.

Trial done by Max Koula, National Co-ordinator of the Republic of Central Africa's anti-malarial program, Dr. Etienne Fernand Gbagba, Chief of Emergency Medical Services at Community Hospital in Bangui, Republic of Central Africa and Dr. Wilfred Nambei, an immunologist and the head of Parasitology and Microbiology at the University of Bangui.(equivalent to phase III)

      -     February 2004, 31 patients suffering Falciparum Malaria

      - 93.5% of the patients exhibited positive clinical responses (per WHO guidelines) after 5 days of treatments

      -     Side effects - slight cases of dizziness, earaches and vomiting

                  Trial done by Dr. Soriba Cisse (equivalent to Phase III)

      - In September 2005 Millenia Hope enrolled 230 persons in a trial at the Coca Cola facility in Guinea (Conakry), Africa. This trial, utilizing World Health Organization (WHO) approved protocols in a closed testing environment, was administrated by Dr. Soriba Cisse and staff from the Clinique Pasteur in Guinea (Conakry). Dr. Cisse is the Vice-President, Research and Development, for Millenia Hope. Of the 230 persons enrolled, 55 had malaria and all 55 (100%) were cured within 3 days of taking MALAREX/MMH(TM)18. The patients were monitored for 28 days and there was no recurrence of malaria in any of the patients, even though this is a high risk malaria region.

            Upcoming trials

MALAREX/MMH(TM)18 for children will be tested in a pediatric study of children, from 5-17 years of age, that have non-complicated malaria. This study will being conducted by Dr. Nambei in RCA, using World Health Organizations (WHO) protocols and monitored by the regional WHO and the Pasteur Institute. The trial will utilize a new formulation of our pediatric product to replace a previous formulation that had unsuccessful results in RCA in 2005.

We are also planning a large scale trial in Benin (equivalent to Phase III) in conjunction with a Benin NGO. This test will also be run utilizing WHO protocols and under the supervision of the regional WHO.

GOVERNMENT REGULATIONS

In order to safeguard their citizens, governments around the globe require extensive proof that a new drug is completely safe, within statistical parameters, before allowing it into the marketplace. Millenia, being cognizant of the above and of its own responsibility to the public, has collated the extensive laboratory and research data as well as the live trial tests for MALAREX/MMH(TM)18 pursuant to its receiving the designation as a prescription drug.

As well, all countries require certain protocols be followed in order to grant selling authorizations for a pharmaceutical product. Millenia Hope has followed those protocols and procedures and has received 19 country selling authorizations, to date. Several other requests for selling authorizations are pending and Millenia expects a positive response in those cases, as well.

PRODUCT LIABILITY

Any drug or pharmaceutical product poses, by its nature, some level of risk. Since drugs are widely disseminated among populations, all precautions must be taken to ensure that the potential risk of any drug is kept to the barest minimum. Since MALAREX/MMH(TM)18 is an all natural products and not chemically produced, its potentially damaging side effects are minimized. This does not mean that no side effects might occur, even with the most rigorous testing standard applied, but rather that by their nature this compound is inherently less susceptible. This being noted, as the product has been authorized for use as an anti-malarial drug in 19 countries, and has just entered the commercialization phase, the Company is negotiating with several liability insurance carriers to obtain the appropriate liability and product insurance commensurate with the statistical risk factors.

Acquisitions

On February 14, 2006 Millenia Hope Inc.'s Canadian subsidiary, Millenia Hope Pharmaceuticals (which will now use the commercial name - Millenia Hope Biopharma or MH-B), purchased intellectual property and research equipment from Avance Pharma, for $511,000.

Employees

At the current time the following eight officers of the company are its only employees and all work full time for the corporation with the exception of Mr. Jeffrey Brooks

Mr. Leonard Stella - Chief Executive Officer - Director.

Responsible for the day to day operations of the Company, long term strategic planning and operational coordination. Heads the sales and marketing teams and handles overall coordination of all scientific data, testing etc.

Dr. Bahige Baroudy - President and Chief Science Officer

Will assist the CEO with day to day functions, reviews all scientific data of both Millenia Hope Inc. and its subsidiary MH-B. Heads up all new drug discovery efforts of both the parent and subsidiary companies.

Mr. Yehuda Kops - Chief Operating Officer - Director.

Oversees all accounting functions, budgeting, financial statements, cash flow projections, etc. and is involved with reporting requirements as well as long term strategic planning and overall operations, together with the CEO and CFO.

Mr. Hugo Valente - CFO - Director.

Responsible for Corporate compliance, financing requirements of the operations, cost controls and investor relations, as well as being involved with the long term strategic planning.

Mr. Jacky Quan - Executive VP - Treasurer - Director

Responsible for oversight of the Asian, South American and Caribbean markets. Ascertains that sufficient funds are present for Millenia to fulfill its day to day operating obligations.

Mr. Joseph Daniele - Chief Legal Advisor - Director.

Reviews all contracts and participates in all Millenia's negotiations and acquisitions. Will also bolster our marketing and sales effort in Africa.

Dr. Soriba Cisse - VP research and Development

Responsible for evaluation and coordination of scientific data and trials, on site in Africa for the aforementioned, and ensures that MALAREX/MMH(TM)18's scientific platform is comprehensive and complete. Work done under and in conjunction with Dr. Baroudy.

Mr. Jeffrey Brooks - VP Operations

Will be responsible for production and quality control of MALAREX/MMH(TM)18 and other future products, once large scale commercialization commences. Currently devotes 2 days a month to the company.

Mrs. Antigoni Liapis - Executive Secretary

Full set of secretarial responsibilities. Full time employee - Montreal
Resident.

In addition to its eight officers and executive secretary, as part of its lease, the Company has access to additional clerical services. None of the Company's employees belong to a union and the Company believes that its relations with its employees are good. The company knows of no conflicts of interest between any of its officers and the company.

Item 2. Description of Property.

The Company leases its corporate offices at 4055 St. Catherine Street, Suite 151, Montreal, Quebec at an annual rental , excluding office expenses, of $30,000 pursuant per the terms of a one year lease commencing September 1, 2005.

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

None.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a) Market Information

The Company's Common Stock is currently quoted for trading on the OTC Bulletin Board under the symbol MLHP. The following table sets forth the range of quarterly, high and low sale prices for the Company's Common Stock from the inception of quotation during the fourth quarter of 1998 and for 1999 through 1(st) quarter of 2006. The quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Common Stock

                                                         High             Low
                                                         -----            -----

1998
Fourth Quarter (initial trading)                         $1.50            $ .25

1999
First Quarter                                            $1.75            $ .50
Second Quarter                                           $2.00            $1.12
Third Quarter                                            $2.50            $ .75
Fourth Quarter                                           $1.45            $ .43

2000
First Quarter                                            $1.12            $ .50
Second Quarter                                           $1.75            $0.83
Third Quarter                                            $1.50            $ .85
Fourth Quarter                                           $0.90            $ .35

2001
First Quarter                                            $0.76            $0.35
Second Quarter                                           $0.52            $0.30
Third Quarter                                            $0.49            $0.27
Fourth Quarter                                           $0.37            $0.15

2002
First Quarter                                            $0.26            $0.19
Second Quarter                                           $0.22            $0.12
Third Quarter                                            $0.15            $0.07
Fourth Quarter                                           $0.18            $0.10

2003
First Quarter                                            $0.17            $0.06
Second Quarter                                           $0.11            $0.05
Third Quarter                                            $0.08            $0.04
Fourth Quarter                                           $0.08            $0.05

2004
First Quarter                                            $0.19            $0.05
Second Quarter                                           $0.32            $0.08
Third Quarter                                            $0.30            $0.17
Fourth Quarter                                           $0.22            $0.08

2005
First Quarter                                            $0.20            $0.08
Second Quarter                                           $0.26            $0.18
Third Quarter                                            $0.19            $0.11
Fourth Quarter                                           $0.19            $0.06

2006
First Quarter                                            $0.12            $0.06

Of the 135,260,717 shares of common stock outstanding at March 15, 2006, 87,306,095 shares are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

(b) Holders

As of March 15,2006, there were over 2,500 holders of the Company's common stock.

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

Between May and November 2005, the Company issued 8,711,200 common shares for administrative salaries valued at $1,734,500. The share value was based on fair market value of theses shares on the date the contracts were entered into. On April 7, 2005 the Company issued 3,750,000 common shares valued at $600,000 to pay 2004 administrative salaries.

Between December 2004 and August 2005, the Company issued 6,650,600 common shares for representation costs valued at $977,688. The share value was based on fair market value of theses shares on the date the contracts were entered into. Of this amount $8,400 was recorded as deferred compensation and will be amortized over the terms of the agreements.

Between May and October 2005, the Company issued 530,000 common shares for offices services valued at $85,300. The share value was based on fair market value of theses shares on the date the contracts were entered into.

Between January and September 2005, the Company issued 6,695,600 common shares for consulting services valued at $906,115. The share value was based on fair market value of theses shares on the date the contracts were entered into. Of this amount $223,530 was recorded as deferred compensation and will be amortized over the terms of the agreements.

Between February and May 2005, the Company issued 17,866,666 common shares for Other Development costs valued at $3,317,000. The share value was based on fair market value of theses shares on the date the contracts were entered into. Of this amount $1,584,318 was recorded as deferred compensation and will be amortized over the terms of the agreements.

On December 3, 2004 the Company issued 873,333 Common shares for $33,000 cash.

On January 5, 2005 the Company issued 1,875,000 Common shares for $76,000 cash.

On February 1, 2005 the Company issued 2,144,775 Common shares for $106,500 cash.

On March 15, 2005 the Company issued 1,317,000 Common shares for $118,530 cash.

On March 28, 2005 the Company issued 798,500 Common shares for $31,865 cash.

On April 27, 2005 the Company issued 100,000 Common shares for $7,000 cash.

On May 5, 2005 the Company issued 4,454,000 Common shares for $708,865 cash.

On October 28, 2005 the Company issued 1,015,000 Common shares for $70,675 cash.

Warrants and Options

On February 28, 2000, the company issued 4,644,156 warrants, currently exercisable at $1.00 per share until June 30, 2006, to settle related party notes pursuant to the exemption contained in Regulation S.

On May 5, 2005 the Company issued the following Warrants for Common Shares:

      - 1,000,000 warrants exercisable to May 5, 2007 at a cost of $0.50 when shares are traded at $1.00 or higher.

      - 1,000,000 warrants exercisable to May 5, 2007 at a cost of $1.25 when shares are traded at $2.50 of higher.

      - 1,000,000 warrants exercisable to May 5, 2007 at a cost of $1.75 when shares are traded at $3.50 of higher.

      - 1,000,000 warrants exercisable to May 5, 2007 at a cost of $2.50 when shares are traded at $5.00 of higher.

Description of Securities.

(a) Common or Preferred Stock The Company is authorized to issue 180 million shares shares of Common Stock,$0.0001 par value, of which 135,260,717 shares were issued and outstanding as of March 15, 2006. Each outstanding share of Common Stock is entitled to one (1) vote, either in person or by proxy, on all matters that may be voted upon the owners thereof at meetings of the stockholders.

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

The business objectives of Millenia are twofold. First and foremost is to establish MALAREX/MMH(TM)18 as an accepted control agent for the treatment and prevention of malaria throughout the world. We believe that MALAREX/MMH(TM)18 is a highly effective anti-malarial drug, and will be made available at prices that are competitive for a new anti-malarial agent with no parasitic resistance. The availability and pricing of MALAREX/MMH(TM)18, and its lack of harmful side effects we believe, will ensure its acceptability and use in the fight against malaria. To this end, the company is involved in ongoing clinical trials of MALAREX/MMH(TM)18, to be monitored by regional offices of the World Health Organization (WHO) designed to get MALAREX/MMH(TM)18 global recognition as an anti-malarial treatment. This will allow organizations, such as the Global Fund and other international Non-Governmental Agencies (NGO), to fund the purchase of our products on behalf of different countries.

Taking the aforementioned into account, as of March 15, 2006, Millenia Hope had received 18 sales authorizations from West African nations, Congo (Brazzaville) and Guinea (Conakry), Togo, Burundi, Central African Republic, Benin, Gabon, Chad, Niger, Mali, Senegal, Democratic Republic of Congo, Guinea (Equatorial), Cameroon, Ghana, Sierra Leone, Mauritania and Burkina Faso, and one from the Caribbean nation of the Dominican Republic. These authorizations mean that we have the right currently, without doing any further testing or receiving any further approval, to sell MALAREX/MMH(TM)18 to any individual, group, company or NGO or Governmental Agency in those countries. We are also awaiting sales authorizations from several other African nations. In fact, as of September 2005 Millenia had 2 MALAREX/MMH(TM)18 sales, one in Guinea Conakry and one in Mali. We are actively working with other groups and individuals to conclude further sales of MALAREX/MMH(TM)18. The only cost to concluding future sales is the normal day to day operating costs of our business. Based on management's best estimates, Millenia hopes to sell in excess of 200,000 treatments of MALAREX/MMH(TM)18, in at least 2 major markets (or $1.5 - 2 million US), during fiscal 2006.

Millenia has adopted an extremely conservative sales forecast. In the face of anti-malarial drug resistance, the need for effective treatments will continue to intensify. Millenia has commenced building a network of local distributors capable of supplying MALAREX/MMH(TM)18 and expects that the demand for MALAREX/MMH(TM)18 should increase commensurately.

It is estimated the demand for MALAREX/MMH(TM)18 will increase as it becomes one of the accepted choices in the fight against malaria. Millenia has chosen to remain conservative and has established a goal of capturing 1 1/2% - 2% ($150 - $200 million) of the marketplace in five years, from the commencement of its initial sales. According to the company's internal estimates, based upon it's knowledge of the industry, attaining this sales level will ensure the viability and profitability of the Company for its shareholders. No assurance can be given that the Company will meet its sales goals.

Secondly, Millenia is committed to ongoing research and development, to expand the efficacy of MALAREX/MMH(TM)18 and its derivatives and other acquired or to be acquired products, in fighting infectious diseases. As the company has not yet made any significant sales of its product, it is difficult for management to evaluate the growth curve of product sales. However, given the market size and the recognized need, by the world's premier anti-malaria organizations (WHO, etc.) for new, viable and effective drugs, the Company believes that it will not have a problem generating sales, thereby creating positive cash flow, once it has attained its first large volume sales of the product.

Millenia continues to have regular commercial access to Voacamine processed by producers in Southern Brazil and does not foresee any supply shortages in the near future. Even though Millenia does not have exclusive access to Voacamine, there is no problem in acquiring Voacamine commercially from producers in the region to satisfy its needs.

Millenia utilizes the services of Ropack, an FDA approved, HACCP, cGMP and ISO 9002 certified corporation, to perform quality control and encapsulating of MALAREX/MMH(TM)18, conforming to the lighest level of U.S. and Canadian manufacturing standards.

Millenia has incorporated a wholly owned Canadian subsidiary, Millenia Hope Pharmaceuticals Ltd. Millenia Pharmaceuticals will handle all marketing, distributing and sales of MALAREX/MMH(TM)18. As well, Millenia Pharmaceuticals is investigating the ramifications and potentialities of building a research and production laboratory, to be located in the greater Montreal region, within the next 24 months.

On February 14, 2006 Millenia Hope Inc.'s Canadian subsidiary, Millenia Hope Pharmaceuticals (which will now use the commercial name - Millenia Hope Biopharma or MH-B), purchased intellectual property and research equipment from Avance Pharma, for $511,000.

Avance Pharma was one of the world's leading bio-research firms in Phytomic Technology, the commercialization of plant cell cultures. Avance Pharma spent over $30 million in creating its unique technology, including the world's largest collection of highly purified phyto-chemical fractions to be utilized in the pharmaceutical, cosmetic and nutraceutical industry.

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

On April 12, 2005 Dr. Margaret Bywater joined the company as its President. Millenia also appointed Carole Robert as its VP Sales Development and Governmental Affairs and Mr. Joseph Daniele as its Chief Legal Advisor.

On April 12, 2005, the Board of Millenia Hope added another director, Mr. Jacky Quan, its VP and Treasurer. On April 29, 2005, Mr. Raymond Roy, executive Vice-President and director of Millenia Hope, resigned for personal reasons. On June 15, 2005, our Vice-Chairman, Dr. Alexander Kavic, was asked, by the Board of Directors, to tender his resignation. Dr. Kavic complied and resigned on that date. The resignation was due to his personal and business situation that did not allow him to properly fulfill his Millenia Hope duties.

On August 30, 2005 the company appointed Joseph Daniele, its Chief Legal Advisor, as a member of the Board of Director. Millenia Hope also announced the dismissal of its President, Dr. Margaret Bywater, effective September 1, 2005, due to differences of opinion in the strategic direction of the Company. Mr.Leonard Stella, CEO, and other officers took over the tasks previously handled by Dr. Bywater. The Board named Dr. Bahige Baroudy its new President and Chief Scientific Officer replacing Dr. Bywater on February 22, 2006. Also, the resignation of Ms. Carole Robert Vice President of Government Affairs and Sales Development and Mr. Thomas Bourne, Corporate Secretary, for personal reasons was accepted by the Board at its February 22, 2006 Board meeting. The work of the aforesaid 2 officers has been allocated to other officers and the Board did not name any replacements for either Officer, as of March 8, 2006. At the same February 22, 2006 Borad meeting Dr. Meir Sacks was dismissed from his post as Chief of Pharmacology and has been replaced by Dr. Bahige Baroudy, Millenia's new President and Chief Scientific Officer. All of the aforesaid is as per our 8-K filing.

On September 29, 2005 Millenia announced that it had forged a relationship with Dr. Hagai Ginsburg, a world-renowned malaria expert. Dr. Ginsburg has joined Millenia as a scientific advisor and consultant, to assist us in our anti-malarial efforts.

Year ended November 30, 2005 Compared to Year Ended November 30, 2004.

Total revenue for 2005 was $260,470 as compared to $0 in revenue for the same period 2004. We made our initial MALAREX/MMH(TM)18 sales in 2 African Countries in 2005 and no sales in 2004.

In 2004 we had $2,255,117 of operating expenses vs. $7,386,613 in 2005, broken down as follows:

Comparative figures year ended November 30, 2005 and 2004

2004
                                      Stock           Non-Stock
                                      Compensation    Expense         Total
                                      ------------    -------         -----
Admin salaries                        $  600,000      $   56,629      $  656,629
Consulting                            $   57,001      $    8,506      $   65,507
Office                                $   63,000      $   40,851      $  103,851
Other Development                     $  272,087      $        0      $  272,087
Marketing                             $  803,681      $        0      $  803,681
Rental Exp                            $  290,000      $   36,976      $  326,976
Other S,G and A                       $   14,094      $   12,292      $   26,386
                                      ----------      ----------      ----------
                                      $2,099,863      $  155,254      $2,255,117
                                      ==========      ==========      ==========

2005
                                      Stock           Non-Stock
                                      Compensation    Expense         Total
                                      ------------    -------         -----
Admin salaries                        $1,734,500      $  412,605      $2,147,105
Consulting                            $  786,169      $  140,222      $  926,391
Office                                $   85,300      $   72,356      $  157,656
Other Development                     $1,732,682      $   66,279      $1,798,961
Marketing                             $1,857,502      $   83,920      $1,941,422
Rental Exp                            $        0      $   46,393      $   46,393
Other S,G and A                       $        0      $  367,968      $  367,968
                                      ----------      ----------      ----------
                                      $6,196,153      $1,189,743      $7,385,896
                                      ==========      ==========      ==========

In 2005, we paid our principal officers $2,147,105 in salaries vs $656,629 paid in 2004. Most of the 2005 and 2004 pay was in stock compensation and our principal 5 officers received higher pay in 2005 for a much greater work load.

In 2005 Rental costs were $46,393, while the 2004 rental expense was $326,976. 2004's greater expense was due to a settlement of 2003 and 2002 rental arrears for shares whose fair market value exceeded the debt due by $213,150.

We had marketing expenses of $1,941,422 in year 2005 and $803,681 in 2004. Our increased expenses are due to a greater effort on promoting MALAREX/MMH(TM)18. In 2005 we received our first commercial sales order. We made an even greater effort to receive sales order from several West African nations and to lay the foundation for 2006 sales. This entails enlisting entities that have entree into governmental departments and already established distribution networks, as well as governmental and NGO contacts to effect the latter effort.

We incurred other development costs of $1,798,961 during 2005 as compared to $272,087 for the year 2004. 2004 was the cost of receiving further selling authorizations, plus several MALAREX/MMH(TM)18 trials. 2005 represents costs for several completed and ongoing MALAREX/MMH(TM)18 trials, in the Republic of Central Africa (RCA), in Guinea (Conakry) and preliminary costs for planned future tests in the Dominican Republic, RCA and Guinea (Conakry). We also had expenditures for pending homologations in a number of nations and for development work regarding our new formulation for multi-drug resistant malaria strains and for developing formulations of MALAREX/MMH(TM)18 for other disease indications.

Office expense was $157,696 in 2005 and $103,851 in 2004. This was due to greater administrative and clerical expenses due to a heavier work load in 2005.

Our consulting expenses in 2005 were $927,391 as opposed to $65,507 in 2004. Again, as we come closer to attaining our sales goals and positioning the corporation for continued future growth, we incur the need for expertise and guidance to place us on a solid and secure footing. We hired consultants to aid us in our administrative tasks, to give us guidance in how to proceed in gaining entree to various new African and Asian markets and in positioning our corporate profile to help with financing, investing, etc.

Other general and administrative expenses were $367,385 for 2005. This represented an increase of $340,999 from $26,386 for 2004. This increase was attributable to an increase in day to day operating expenses, in our successful effort to bring our initial sales of MALAREX/MMH(TM)18 to market and to expose our company in the public marketplace.

In 2004 we took a $559,739 reserve against our note receivable, whereas in 2005 we had no reserve.

As a result of the foregoing we incurred a net loss of $2,774,149 for the year 2004, compared to a net loss of $7,288,530 for the year 2005.

Liquidity and Capital Resources

At November 30, 2005 the Company had negative working capital of $13,641. Additional capital and/or borrowings will be necessary. Management anticipates generating revenue through the sales of MMH Malarex(TM) during the next fiscal year. The officers and directors of the Company have indicated their commitment to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead. Management anticipates its net cash needs at $1,500,000 for the fiscal year ending November 30, 2006.

Effect of Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2006. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123(R)'s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term 'conditional asset retirement obligation' as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

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

Item 9. Directors, and Executive Officers, of the Registrant.

(a) Directors and Executive Officers.

Name                               Age        Position
----                               ---        --------
Leonard Stella                     44         CEO - Director

Bahige Baroudy                     54         President, Chief Science Officer

Yehuda Kops                        51         COO - Director

Hugo Valente                       55         CFO - Director

Jacky Quan                         37         Executive VP, Treasurer - Director

Joseph Daniele                     42         Chief Legal Advisor - Director

Soriba Cisse                       49         VP Research Development

Jeffrey Brooks                     55         VP Operations

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

Dr. Bahige Baroudy, President, Chief Science Officer

Dr. Baroudy joined Avance Pharma in early 2004 (acquired by Millenia Hope's subsidiary, Millenia Hope Biopharma in 2006) and was responsible for leading the company's drug discovery efforts. He has 25 years of industry/academic experience in basic research, infectious disease drug discovery and virology, antiviral and antimicrobial therapy at the Schering-Ploungh Research Institute, where he spearheaded the successful development of CCR5 antagonists that are currently in human clinical trials as HIV entry inhibitors. Dr. Baroudy earned a place on "The Scientific American 50" list as the top Research Leader of 2003 in the Medical Treatment category for this contribution. Prior to joining Scherin-Plough, Dr. Baroudy was Director, Division of Molecular Virology at James N. Gamble Institute of Medical Research from 1989 to 1995, where he established research programs in viral hepatitis and liver diseases, HIV/AIDS and vaccinia virus expression and pathogenesis. From 1985 to 1989, Dr.Baroudy worked at the NIH in the Laboratory on Infectious Diseases, the Laboratory of Molecular Oncology and the Laboratory of Biology of Viruses. Dr. Baroudy received his Ph.D. in Biochemistry from Georgetown Universtity.

Mr. Yehuda Kops,CA, Chief Operating Officer, Director

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

Mr. Jacky Quan VP - Executive VP, Treasurer - Director

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

Mr Joseph Daniel, Chief Legal Advisor - Director

Mr. Daniele received his BA is History and Political Science, at McGill University in Montreal and his Law degree from the University of Sherbrooke. He has been practicing law since 1987, at Bissonet, Mecandante, Daniele making partner in 1989. In recent years Mr. Daniele has specialized in financial transactions, LC's, bank guarantees, debentures, stocks and bonds and is highly skilled in contract and acquisition negotiations. An investor in Millenia Hope, Mr. Daniele has followed the progress of the Company for years and joined the Company to advise on their corporate business on a fulltime basis.

Dr. Soriba Cisse, VP Research - Development

Dr. Cisse, a neurobiologist trained at McGill University and Universite de Montreal, will head Millenia's product development. Dr. Cisse has been involved with basic research throughout his professional career, and has co-authored numerous scientific papers and articles.

Mr. Jeffrey Brooks- V.P. Operations.

Bachelor of Science, Chemistry and Microbiology - McGill (1970). Mr. Brooks, a biotech and pharmaceutical projects manager, has a vast and varied knowledge of the pharmaceutical business, cutting a wide swath across some of the largest5 layers in the industry. He has worked for and consulted to, among others, AHP Wyeth -Ayest, Merck Frost, Abbot Laboratories Ltd., Connaught Laboratories Ltd. etc. A member of the International Society for the Pharmaceutical Engineering, the Pharmaceutical Sciences Group and other professional associations, Mr. Brooks will be responsible for assuring the quality of MALAREX/MMH(TM)18, Millenia's flagship anti-malarial drug, from the production stage to the end product recipient. His breath of knowledge, having worked on biological manufacturing, sterilization, automated inspection systems, FDA Swat Teams etc., will make him one of the key personnel involved in our development of a Research and Development facility.

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

(e) Committees

The Company has no standing audit, nominating and compensating committees of the Board of Directors or committees performing similar functions. Under the Sarbanes-Oxley Act of 2002, each public company is required to have an audit committee consisting solely of independent directors and to explain whether or not any independent director is a financial expert. In the event the public company does not have an audit committee, the Board of Directors becomes charged with the duties of the audit committee. Since the enactment of the Sarbanes-Oxley Act of 2002, the Company's directors have without success, attempted to obtain independent directors to serve on the Board of Directors and on a newly formed audit committee. In the event the Company is successful in the future in obtaining independent directors to serve on the Board of Directors and on a newly formed audit committee, of which there can be no assurances given, the Board of Directors would first adopt a written charter. Such charter would be expected to include, among other things:

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

      - reviewing all related party transactions on an ongoing basis for potential conflict of interest situations; and

      - all responsibilities given to the Audit Committee by virtue of the Sarbanes-Oxley Act of 2002.

Code of Ethics

Effective March 3, 2003, the Securities and Exchange Commission requires registrants like the Company to either adopt a code of ethics that applies to the Company's Chief Executive Officer and Chief Financial Officer or explain why the Company has not adopted such a code of ethics for purposes of item 406 of Regulations S-K, the term "code of ethics" means written standards that are reasonably designed to deter wrong doing and to promote:

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

Item 10. Executive Compensation.

(a) General

SUMMARY COMPENSATION TABLE

Name and                                                                   Long-term
Principal Position                       Year      Salary        Bonus     Compensation: Shares
------------------------------------------------------------------------------------------------
Leonard Stella                           2005      $958,360      0         3,665,300
Chief Executive Officer, Director

Yehuda Kops                              2005      $469,760      0         2,338,300
Chief Operating Officer, Director

Hugo Valente                             2005      $267,361      0         1,415,300
Chief Financial Officer, Director

Jacky Quan                               2005      $146,000      0           200,000
Executive VP, Treasurer, Director

Joseph Daniele                           2005      $112,000      0         1,215,300
Chief Legal Officer, Director

Soriba Cisse                             2005      $ 10,833      0                --
Vice President Research Development

Leonard Stella                           2004      $161,673      0           750,000
Chief Executive Officer, Director

Yehuda Kops                              2004      $128,056      0           750,000
Chief Operating Officer, Director

Hugo Valente                             2004      $123,700      0           750,000
Chief Financial Officer, Director

Jacky Quan                               2004      $120,000      0           750,000
Executive VP, Treasurer, Director

Raymond Roy                              2004      $123,200      0           750,000
Executive Vice President, Director
(in 2004)

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

(h) Report on Repricings of Options/SARs

None.

Item 11 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 28, 2006, certain information concerning the ownership of the Company's Common Stock by: (i) each person who is known by the Company to own beneficially 5% or more of the outstanding shares of common stock; (ii) each of the Company's directors; and (iii) the name of each executive officer, both in respect to the number of shares owned by each person and the percentage of the outstanding shares represented thereby that also sets forth such information for directors and executive officers as a group (see item 6 (b) and (c)). Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. Pursuant to the rules of the Securities and Exchange Commission, shares of common stock which an individual or a group has a right to acquire within 60 days of March 15, 2006 pursuant to the exercise of presently exercisable or outstanding options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Information with respect to beneficial ownership is based upon the shareholder list provided by the Company's transfer agent.

Name and Address                      Amount and Nature         Percent of class
Of Beneficial Owner                   of Beneficial Owner

Viral Research                        7,300,000                 5.38

Leonard Stella (1)                    9,125,300                 6.72

Yehuda Kops (1)                       5,588,300                 4.12

Hugo Valente (1)                      2,165,300                 1.60

Jacky Quan (1)                          950,000                 0.70

Joseph Daniele (1)                    1,000,000                 0.74

All Directors and Executive (1)
Officers as a group (5 persons)      18,828,900                13.88

----------

Item 12. Certain Relationships and Related Transactions.

At November 30, 2004 the Company had a related party payable of $218. During the year ended November 30, 2005, the Company's financing activities with related parties consisted of borrowings of $219,690 and repayments $219,726. The balance of $182 at November 30, 2005 is unsecured and accrues no interest and is included in accounts payable.

Item 13. Financial Statements and Exhibits.

(a) List of Financial Statements filed herewith.

      Millenia Hope Inc.
      (A company in the development stage)

      Independent Auditors' Report

      Balance Sheet November 30,2005

      Statement of Operations Years ended November 30, 2005 and November 30, 2004, and from inception to November 30, 2005

      Statement of Shareholders' Equity From inception to November 30, 2005

      Statement of Cash Flows Years ended November 30, 2005 and November 30, 2004, and from inception to November 30, 2005

Notes to the Finance Statements year ended November 30, 2005

(b) List of Exhibits.

      Reports on Form 8-k

      Appointment of Directors, Appointment and dismissal of Principal Officers

      Entry into a Material Definitive Agreement

Item 14. Principal Accountant Fees and Service

Audit Fees

For the fiscal year ended November 30, 2005, the aggregate fees billed for professional services rendered by Stark Winter Schenkein & Co., LLP ("independent auditors") for the audit of the Company's annual financial statements and reviews on interim financial statements totaled approximately $30,400.

Financial Information Systems Design and Implementation Fees

For the fiscal year ended November 30, 2005 there were $-0- in fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

For the fiscal year ended November 30, 2005 there was $0 in fees billed for other service.

Sarbane Oxley Declarations

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, this Annual Report or Amendment was signed on its behalf by the undersigned, thereunto duly authorized.

                                        MILLENIA HOPE INC.


Date: March 16, 2006                    /s/ Leonard Stella
                                        ----------------------------------------
                                        Leonard Stella, CEO and Director


Date: March 16, 2006                    /s/ Yehuda Kops
                                        ----------------------------------------
                                        Yehuda Kops, Chief Operating Officer and
                                        Director
                                        (Principal Financial Officer)

                               Millenia Hope Inc.
                      (A Company in the Development Stage)

                              Financial Statements
                                November 30, 2005

Millenia Hope Inc.
(A Company in the Development Stage)

Financial Statements
November 30, 2005

Contents

Report of Independent Registered Public Accounting Firm                        1

Balance Sheet                                                                  2

Statements of Operations                                                       3

Statement of Stockholders' Equity (Deficit)                                4 - 9

Statements of Cash Flows                                                      10

Notes to Financial Statements                                            11 - 20

             Report of Independent Registered Public Accounting Firm

To the Shareholders
Millenia Hope, Inc.

We have audited the accompanying balance sheet of Millenia Hope, Inc. as of November 30, 2005, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended November 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered significant losses from operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millenia Hope, Inc.. as of November 30, 2005, and the results of its operations and cash flows for the years ended November 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
March 15, 2006

                               Millenia Hope Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                November 30, 2005

                                     Assets
Current Assets
   Inventories                                                     $     62,452
   Prepaid expenses                                                      15,893
   Consumption taxes receivable                                          13,832
                                                                   ------------
Total Current Assets                                                     92,177
                                                                   ------------

Property and equipment, net                                               2,668
                                                                   ------------

                                                                   $     94,845
                                                                   ============


                      Liabilities & Stockholders' (Deficit)
Current Liabilities
  Accounts Payable and Accrued Liabilities                         $    101,693
  Bank Overdraft                                                          3,408
                                                                   ------------
              Total Current Liabilities                                 105,101
                                                                   ------------

Stockholders' (Deficit)
  Common Stock, $.0001 par value; 180,000,000 shares authorized,
    123,270,417 issued and outstanding                                   12,327
  Paid in Capital                                                    20,454,435
  Treasury Shares, at cost                                                  100
  Deferred Stock Compensation                                        (1,923,371)
  (Deficit) Accumulated During the Development Stage                (18,553,747)
                                                                   ------------
                                                                        (10,256)
                                                                   ------------

                                                                   $     94,845
                                                                   ============

See the accompanying notes to the financial statements.

                               Millenia Hope Inc.
                          (A Development Stage Company)
                            Statements of Operations
                   Years Ended November 30, 2005 and 2004, and
       the Period From Inception (December 24, 1997) to November 30, 2005

                                                     Year Ended        Year Ended        Inception to
                                                     November 30       November 30       November 30
                                                        2005              2004               2005
                                                    -------------     -------------     -------------
Revenues                                            $     260,470     $          --     $   1,334,188

Cost of Sales                                             210,329                --           789,540
                                                    -------------     -------------     -------------

Gross Profit                                               50,141                --           544,648
                                                    -------------     -------------     -------------

Operating Expenses
  Administrative Salaries                               2,147,105           656,629         3,163,734
  Marketing                                             1,941,422           803,681         5,051,203
  Research & Development                                1,798,961           272,087         2,998,952
  Patent rights                                                --                --         1,005,827
  Selling, general and administrative                   1,498,408           522,720         4,135,651
                                                    -------------     -------------     -------------
                                                        7,385,896         2,255,117        16,355,367
                                                    -------------     -------------     -------------

Operating (Loss)                                       (7,335,755)       (2,255,117)      (15,810,719)
                                                    -------------     -------------     -------------

Other income (expense)
  Gain on disposition of subsidiary                            --                --           737,262
  Interest Income                                          47,225            40,707           131,323
  Interest expense                                             --                --          (179,212)
  Write-off of leasehold improvements                          --                --            (2,663)
  Write-off of notes receivable, related parties               --          (559,739)         (629,739)
  Write-off of other assets                                    --                --        (2,799,999)
                                                    -------------     -------------     -------------
                                                           47,225          (519,032)       (2,743,028)
                                                    -------------     -------------     -------------

Net (Loss)                                          $  (7,288,530)    $  (2,774,149)    $ (18,553,747)
                                                    =============     =============     =============

Per share information - basic and diluted:
Weighted Average Number of Common
  Shares Outstanding                                  104,720,959        58,305,785
                                                    =============     =============

(Loss) Per Common Share                             $       (0.07)    $       (0.05)
                                                    =============     =============

See the accompanying notes to the financial statements.

                               Millenia Hope, Inc.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
             Inception (December 24, 1997) through November 30, 2005



                                                                Common Stock
                                                                ------------              Paid in      Subscriptions
                                                            Shares         Amount         Capital       Receivable
                                                        -------------------------------------------------------------
Balance Beginning December 24, 1997                               --    $        --    $         --    $        --
Proceeds from December 1997
private placement                                          4,000,000            400          19,800             --
Proceeds from February 1998
private placement                                          6,100,000            610         426,390             --
Net (loss) year ended November 30, 1998

                                                        -------------------------------------------------------------
Balance November 30, 1998                                 10,100,000          1,010         446,190             --

March 20, 1999 settlement of marketing
contracts                                                  1,111,220            111       1,514,104             --
Net (loss) year ended November 30, 1999

                                                        -------------------------------------------------------------
Balance November 30, 1999                                 11,211,220          1,121       1,960,294             --

January 17, 2000 exercise of warrants                        563,000             56          50,614             --
January 20, 2000 cancellation of
founder's common stock                                    (1,000,000)          (100)             --
February 29, 2000 warrants issued to
settle debt                                                       --             --       1,393,247             --
May 29, 2000 issue of common stock
for acquisition                                            5,000,000            500         128,978             --
May 31, 2000 exercise of warrants                          4,398,944            440         395,652             --
July 10, 2000 exercise of warrants                           353,351             36          31,766             --
August 11, 2000 Richgold's common
stock reimbursement                                               --             --       1,165,000             --
August 31, 2000 collection of
subsidiary share receivable                                       --             --          63,709             --
Net (loss) year ended November 30, 2000

                                                        -------------------------------------------------------------
Balance November 30, 2000                                 20,526,515          2,053       5,189,260

January 10, 2001 issue of common stock                        66,000              7          16,493             --
March 2001 issue of common stock                             150,000             15          37,485        (37,500)
March 14, 2001 issue of common stock
for marketing services                                        30,000              3           7,497             --
March 23, 2001 issue of common stock
for marketing services                                        25,000              2           6,248             --
April 5, 2001 issue of common stock                          750,000             75         187,425       (187,500)
May 3, 2001 issue of common stock
for marketing services                                        20,000              2           4,998             --
May 24, 2001 issue of common stock                            50,000              5          12,495        (12,500)
May 29, 2001 issue of common stock
for other development costs                                6,000,000            600         110,756             --
September 11, 2001 issue of common
stock for marketing services                                  75,000              7          11,243             --
October 12, 2001 issue of common
stock for property and equipment                           7,000,000            700       2,293,841             --
November 8, 2001 issue of common
stock                                                        375,000             38          56,212        (56,250)
Net (loss) year ended November 30, 2001

                                                        -------------------------------------------------------------
Balance November 30, 2001                                 35,067,515          3,507       7,933,953       (293,750)

December 2, 2001- issue of
Common stock for settlement of a note                         25,000              3           3,122             --

January 10, 2002-issue of common
Stock of which 100,000 shares were
Issued for marketing services and
150,000 shares were issued for
Settlement of a note                                         250,000             25          31,225             --

January 17, 2002-issue of common
Stock for marketing services                                  68,750              7           8,587             --

                                                                                                 (Deficit)
                                                                                                Accumulated
                                                          Treasury Stock            Deferred     During the
                                                          --------------             Stock      Development
                                                         Shares     Amount        Compensation     Stage           Total
                                                    ----------------------------------------------------------------------
Balance Beginning December 24, 1997                          --   $        --       $     --   $         --    $        --
Proceeds from December 1997
private placement                                            --            --                            --         20,200
Proceeds from February 1998
private placement                                            --            --                            --        427,000
Net (loss) year ended November 30, 1998                                                          (1,493,350)    (1,493,350)

                                                    ----------------------------------------------------------------------
Balance November 30, 1998                                    --            --                    (1,493,350)    (1,046,150)

March 20, 1999 settlement of marketing
contracts                                                    --            --                                    1,514,215
Net (loss) year ended November 30, 1999                                                          (2,011,229)    (2,011,229)

                                                    ----------------------------------------------------------------------
Balance November 30, 1999                                    --            --                    (3,504,579)    (1,543,164)

January 17, 2000 exercise of warrants                        --            --                            --         50,670
January 20, 2000 cancellation of
founder's common stock                                1,000,000            100                           --             --
February 29, 2000 warrants issued to
settle debt                                                  --            --                            --      1,393,247
May 29, 2000 issue of common stock
for acquisition                                              --            --                            --        129,478
May 31, 2000 exercise of warrants                            --            --                            --        396,092
July 10, 2000 exercise of warrants                           --            --                            --         31,802
August 11, 2000 Richgold's common
stock reimbursement                                          --            --                            --      1,165,000
August 31, 2000 collection of
subsidiary share receivable                                  --            --                            --         63,709
Net (loss) year ended November 30, 2000                                                            (657,393)      (657,393)

                                                    ----------------------------------------------------------------------
Balance November 30, 2000                             1,000,000           100             --     (4,161,972)     1,029,441

January 10, 2001 issue of common stock                       --            --                            --         16,500
March 2001 issue of common stock                             --            --                            --             --
March 14, 2001 issue of common stock
for marketing services                                       --            --                            --          7,500
March 23, 2001 issue of common stock
for marketing services                                       --            --                            --          6,250
April 5, 2001 issue of common stock                          --            --                            --             --
May 3, 2001 issue of common stock
for marketing services                                       --            --                            --          5,000
May 24, 2001 issue of common stock                           --            --                            --             --
May 29, 2001 issue of common stock
for other development costs                                  --            --                            --        111,356
September 11, 2001 issue of common
stock for marketing services                                 --            --                            --         11,250
October 12, 2001 issue of common
stock for property and equipment                             --            --                            --      2,294,541
November 8, 2001 issue of common
stock                                                        --            --                            --             --
Net (loss) year ended November 30, 2001                                                            (693,213)      (693,213)

                                                    ----------------------------------------------------------------------
Balance November 30, 2001                             1,000,000           100             --     (4,855,185)     2,788,625

December 2, 2001- issue of
Common stock for settlement of a note                        --            --             --             --          3,125

January 10, 2002-issue of common
Stock of which 100,000 shares were
Issued for marketing services and
150,000 shares were issued for
Settlement of a note                                         --            --             --             --         31,250

January 17, 2002-issue of common
Stock for marketing services                                 --            --             --             --          8,594

                               Millenia Hope, Inc.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
             Inception (December 24, 1997) through November 30, 2005



                                                                Common Stock
                                                                ------------              Paid in      Subscriptions
                                                            Shares         Amount         Capital       Receivable
                                                        --------------------------------------------------------------
January 24, 2002-issue of common stock
Of which 125,000 shares were issued for
Settlement of expenses                                       145,000             15          18,110             --

February 21, 2002-issue of common stock
Of which 150,000 shares issued for
Marketing services and 100,000 shares
Were issued for settlement of a note                         250,000             25          31,225             --

April 11, 2002-issue of common
Stock for services                                           372,600             37          44,675             --

April 25, 2002-issue of common stock for
Development costs                                            270,000             27          32,373             --

May 3, 2002-issue of common stock for
Settlement of expenses                                        13,650              1           1,637             --

May 14, 2002 issue of common stock for
Office expenses                                               32,000              3           4,477             --

June 5, 2002-issue of common stock of
Which 200,000 shares were issued for
Marketing services and 42,780 shares
Were issued for settlement of a note                         242,780             24          33,965             --

June 21, 2002-issue of common stock for
office expenses                                              100,000             10          13,990             --

August 16, 2002-issue of common stock                         25,000              3           2,497             --

October 14, 2002-issue of common
Stock of which 105,000 shares were
Issued for office expenses and
100,000 shares were issued for
Settlement of a note                                         269,000             27          37,633             --

October 14, 2002-issue of common                                  --
Stock for  future marketing services                       2,000,000            200         159,800             --

November 14, 2002-issue of common
Stock for Marketing services                                  13,400              1           1,339             --

Payment of subscription  Receivable
in exchange For marketing services                                --             --              --        256,250

Relocated to note payable                                         --             --              --         37,500

Net (loss) year ended  November  30, 2002                         --             --              --             --

                                                        --------------------------------------------------------------
Balance-November 30, 2002                                 39,144,695          3,915       8,358,608             --

December 11, 2002, issue of common stock
for consulting services at $.07 per share                    200,000             20          13,980             --

February 5, 2003, issue of  common stock
for cash At $.05 per share                                   226,250             23          11,289             --

March 24. 2003,  issue of common stock
for cash At $.05 per share                                   861,335             86          42,980             --

May 5, 2003,  issue of common stock
for cash At $.05 per share                                   268,997             27          13,423             --

July 11, 2003, issue of common stock
to settle  a note receivable at $.05 per share                40,000              4           1,996             --

                                                                                                    (Deficit)
                                                                                                   Accumulated
                                                             Treasury Stock            Deferred     During the
                                                             --------------             Stock      Development
                                                            Shares     Amount        Compensation     Stage           Total
                                                        ---------------------------------------------------------------------
January 24, 2002-issue of common stock
Of which 125,000 shares were issued for
Settlement of expenses                                          --            --             --             --         18,125

February 21, 2002-issue of common stock
Of which 150,000 shares issued for
Marketing services and 100,000 shares
Were issued for settlement of a note                            --            --             --             --         31,250

April 11, 2002-issue of common
Stock for services                                              --            --             --             --         44,712

April 25, 2002-issue of common stock for
Development costs                                               --            --             --             --         32,400

May 3, 2002-issue of common stock for
Settlement of expenses                                          --            --             --             --          1,638

May 14, 2002 issue of common stock for
Office expenses                                                 --            --             --             --          4,480

June 5, 2002-issue of common stock of
Which 200,000 shares were issued for
Marketing services and 42,780 shares
Were issued for settlement of a note                            --            --             --             --         33,989

June 21, 2002-issue of common stock for
office expenses                                                 --            --             --             --         14,000

August 16, 2002-issue of common stock                           --            --             --             --          2,500

October 14, 2002-issue of common
Stock of which 105,000 shares were
Issued for office expenses and
100,000 shares were issued for
Settlement of a note                                            --            --             --             --         37,660

October 14, 2002-issue of common
Stock for  future marketing services                            --            --             --             --        160,000

November 14, 2002-issue of common
Stock for Marketing services                                    --            --             --             --          1,340

Payment of subscription  Receivable
in exchange For marketing services                              --            --                            --        256,250

Relocated to note payable                                       --            --             --             --         37,500

Net (loss) year ended  November  30, 2002                       --            --                    (3,591,729)    (3,591,729)

                                                        ---------------------------------------------------------------------
Balance-November 30, 2002                                1,000,000           100             --     (8,446,915)       (84,292)

December 11, 2002, issue of common stock
for consulting services at $.07 per share                       --            --             --             --         14,000

February 5, 2003, issue of  common stock
for cash At $.05 per share                                      --            --             --             --         11,312

March 24. 2003,  issue of common stock
for cash At $.05 per share                                      --            --             --             --         43,066

May 5, 2003,  issue of common stock
for cash At $.05 per share                                      --            --             --             --         13,450

July 11, 2003, issue of common stock
to settle  a note receivable at $.05 per share                  --            --             --             --          2,000

                               Millenia Hope, Inc.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
             Inception (December 24, 1997) through November 30, 2005



                                                                Common Stock
                                                                ------------              Paid in      Subscriptions
                                                            Shares         Amount         Capital       Receivable
                                                        -------------------------------------------------------------
August 15, 2003, issue of common stock
in settlement of consulting fees at $.05 per share           500,000             50          24,950             --

August 29, 2003, issue of common stock
for cash At $.05 per share                                   190,470             19           9,505             --

September 22, 2003, issue of common stock
to settle  a note receivable at $.08 per share               125,000             13           9,987             --

October 17, 2003, issue of common stock in
settlement of representation costs at $.05 per share       1,608,770            161          80,278             --

October 17, 2003, issue of common stock
for cash At $.05 per share                                   100,000             10           4,990             --

October 17, 2003, issue of common stock
allocated to a note receivable at $.005 per share             20,000              2              98             --

October 31, 2003, issue of a common stock
In settlement of administrative salaries
and office expenses at $.05 per share                      7,300,000            730         364,270             --

Net (loss) year ended November 30, 2003                           --                             --

                                                        -------------------------------------------------------------
Balance-November 30, 2003                                 50,585,517          5,060       8,936,354             --

June through September of 2004 issue of
common stock In settlement of consulting fees              1,591,375            159         188,770             --

September 2, 2004, issue of common stock
In settlement of development costs at $.13 per share       2,092,980            209         271,878             --

February 28, 2004, issue of common stock
In settlement of rental expenses and
accounts payable at $.29 per share                         1,000,000            100         289,900             --

March 1, 2004, issue of common stock for cash
at $.09 per share                                            600,000             60          53,940             --

March 1, 2004, issue of common stock
In settlement of office expenses at $.18 per share           350,000             35          62,965             --

April 19, 2004 issue of common stock for cash
at $.12 per share                                            112,122             11          13,444             --

January through November of 2004 issue of
common stock In settlement of representation costs
at $.20 per share                                          9,063,250            906       1,778,864             --

May 27, 2004, issue of common stock
In settlement of professional fees at $.20 per share          25,000              2           4,998             --

May 27, 2004, issue of common stock for cash
at $.12 per share                                             75,000              8           8,992             --

June 24, 2004 issue of common stock for cash
at $.15 per share                                            280,000             28          40,572             --

July 21, 2004 issue of common stock for cash
at $.15 per share                                             43,333              4           6,466             --

November 22, 2004 issue of common stock for cash
at $.04 per share                                            670,166             67          29,933             --

Net (loss) year ended November 30, 2004

                                                        -------------------------------------------------------------
Balance November 30, 2004                                 66,488,743    $     6,649    $ 11,687,076    $        --
                                                        =============================================================

                                                                                                      (Deficit)
                                                                                                     Accumulated
                                                               Treasury Stock            Deferred     During the
                                                               --------------             Stock      Development
                                                              Shares     Amount        Compensation     Stage           Total
                                                        -----------------------------------------------------------------------
August 15, 2003, issue of common stock
in settlement of consulting fees at $.05 per share                --            --             --             --         25,000

August 29, 2003, issue of common stock
for cash At $.05 per share                                        --            --             --             --          9,524

September 22, 2003, issue of common stock
to settle  a note receivable at $.08 per share                    --            --             --             --         10,000

October 17, 2003, issue of common stock in
settlement of representation costs at $.05 per share              --            --             --             --         80,439
                                                                                                                              -
October 17, 2003, issue of common stock
for cash At $.05 per share                                        --            --             --             --          5,000

October 17, 2003, issue of common stock
allocated to a note receivable at $.005 per share                 --            --             --             --            100

October 31, 2003, issue of a common stock
In settlement of administrative salaries
and office expenses at $.05 per share                             --            --             --             --        365,000

Net (loss) year ended November 30, 2003                                                                  (44,153)       (44,153)

                                                        -----------------------------------------------------------------------
Balance-November 30, 2003                                  1,000,000           100             --     (8,491,068)       450,446

June through September of 2004 issue of
common stock In settlement of consulting fees                     --            --       (122,834)            --         66,095

September 2, 2004, issue of common stock
In settlement of development costs at $.13 per share              --            --             --             --        272,087

February 28, 2004, issue of common stock
In settlement of rental expenses and
accounts payable at $.29 per share                                --            --             --             --        290,000

March 1, 2004, issue of common stock for cash
at $.09 per share                                                 --            --             --             --         54,000

March 1, 2004, issue of common stock
In settlement of office expenses at $.18 per share                --            --             --             --         63,000

April 19, 2004 issue of common stock for cash
at $.12 per share                                                 --            --             --             --         13,455

January through November of 2004 issue of
common stock In settlement of representation costs
at $.20 per share                                                 --            --       (976,089)            --        803,681

May 27, 2004, issue of common stock
In settlement of professional fees at $.20 per share              --            --             --             --          5,000

May 27, 2004, issue of common stock for cash
at $.12 per share                                                 --            --             --             --          9,000

June 24, 2004 issue of common stock for cash
at $.15 per share                                                 --            --             --             --         40,600

July 21, 2004 issue of common stock for cash
at $.15 per share                                                 --            --             --             --          6,470

November 22, 2004 issue of common stock for cash
at $.04 per share                                                 --            --             --             --         30,000

Net (loss) year ended November 30, 2004                                                               (2,774,149)    (2,774,149)

                                                        -----------------------------------------------------------------------
Balance November 30, 2004                                 $ 1,000,000    $      100   $(1,098,923)  $(11,265,217)   $  (670,315)
                                                        -----------------------------------------------------------------------

                               Millenia Hope, Inc.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
             Inception (December 24, 1997) through November 30, 2005



                                                                Common Stock
                                                                ------------              Paid in      Subscriptions
                                                            Shares         Amount         Capital       Receivable
                                                        -------------------------------------------------------------
December 3, 2004, issue of common stock for cash
at $.04 per share                                            873,333             87          32,913             --

December 2004 through August 2005 issue of
common stock In settlement of representation costs
at $.15 per share                                          6,650,600            665         977,023             --

January 5,2005 issue of common stock for cash
at $.04 per share                                          1,875,000            187          75,813             --

January through September 2005, issue of common stock
In settlement of consulting fees at $.14 per share         6,695,600            670         905,445             --

February 1, 2005, issue of common stock for cash
at $.05 per share                                          2,144,775            214         106,286             --

February through May 2005, issue of common stock
In settlement of development costs at $.19 per share      17,866,666          1,787       3,315,213             --

March 15, 2005 issue of common stock for cash
at $.09 per share                                          1,317,000            132         118,398             --

March 28, 2005 issue of common stock for cash
at $.04 per share                                            798,500             80          31,785             --

April 7, 2005, issue of common stock
for administrative salaries
at $.16 per share                                          3,750,000            375         599,625             --

April 27, 2005 issue of common stock for cash
at $.07 per share                                            100,000             10           6,990             --

May 5, 2005 issue of common stock for cash
at $.16 per share                                          4,454,000            445         708,420             --

May through November of 2005 issue of
common stock In settlement of administrative salaries      8,711,200            871       1,733,629             --

May through October 2005, issue of common stock
In settlement of office expenses at $.16 per share           530,000             53          85,247             --

October 28, 2005 issue of common stock for cash
at $.07 per share                                          1,015,000            102          70,572             --

Net (loss) year ended November 30, 2005                           --             --              --             --

                                                        -------------------------------------------------------------
Balance November 30, 2005                                123,270,417    $    12,327    $ 20,454,435    $        --
                                                        =============================================================

                                                                                                     (Deficit)
                                                                                                    Accumulated
                                                              Treasury Stock            Deferred     During the
                                                              --------------             Stock      Development
                                                             Shares     Amount        Compensation     Stage           Total
                                                        ----------------------------------------------------------------------
December 3, 2004, issue of common stock for cash
at $.04 per share                                                --            --             --             --         33,000

December 2004 through August 2005 issue of
common stock In settlement of representation costs
at $.15 per share                                                --            --         (8,400)                      969,288

January 5,2005 issue of common stock for cash
at $.04 per share                                                --            --                            --         76,000

January through September 2005, issue of common stock
In settlement of consulting fees at $.14 per share               --            --       (223,530)                      682,585

February 1, 2005, issue of common stock for cash
at $.05 per share                                                --            --                            --        106,500

February through May 2005, issue of common stock
In settlement of development costs at $.19 per share             --            --     (1,584,318)            --      1,732,682

March 15, 2005 issue of common stock for cash
at $.09 per share                                                --            --                            --        118,530

March 28, 2005 issue of common stock for cash
at $.04 per share                                                --            --             --             --         31,865

April 7, 2005, issue of common stock
In settlement of accounts payable
at $.16 per share                                                --            --                            --        600,000

April 27, 2005 issue of common stock for cash
at $.07 per share                                                --            --             --             --          7,000

May 5, 2005 issue of common stock for cash
at $.16 per share                                                --            --                            --        708,865

May through November of 2005 issue of
common stock In settlement of administrative salaries            --            --                            --      1,734,500

May through October 2005, issue of common stock
In settlement of office expenses at $.16 per share               --            --                            --         85,300

October 28, 2005 issue of common stock for cash
at $.07 per share                                                --            --             --             --         70,674

2004 deferred consulting compensation
expensed year ended November 30, 2005                                                    103,584             --        103,584

2004 deferred representative compensation
expensed year ended November 30, 2005                                                    888,216             --        888,216

Net (loss) year ended November 30, 2005                          --            --                    (7,288,530)    (7,288,530)

                                                        ----------------------------------------------------------------------
Balance November 30, 2005                                $ 1,000,000    $      100   $(1,923,371)  $(18,553,747)   $   (10,256)
                                                        ======================================================================

See the accompanying notes to the financial statements.

                               Millenia Hope Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                   Years Ended November 30, 2005 and 2004, and
       the Period From Inception (December 24, 1997) to November 30, 2005

                                                                                       Year Ended      Year Ended      Inception to
                                                                                       November 30     November 30     November 30,
                                                                                           2005            2004            2005
                                                                                       ------------    ------------    ------------
Operating Activities
Net (Loss)                                                                             $ (7,288,530)   $ (2,774,149)   $(18,553,747)
  Depreciation                                                                                  669             832         111,938
  (Gain) loss on disposition of  susidiary                                                       --              --        (737,262)
  Sale of investment in subsidiary for services                                                  --              --          10,800
  Issue of capital stock for services                                                     6,796,153       1,423,013      10,615,602
  Issue of subsidiary capital stock for services                                                 --              --          69,875
  Issue of note for other development costs (subsequently  converted to warrants)                --              --         817,226
  Settlement of subscription receivable in exchange for marketing services                       --              --         256,250
  Accrued interest income                                                                        --         (40,707)        (84,098)
  Accrued interest expense                                                                       --              --          29,574
  Interest expense settled with issuance of note (subsequently converted to warrants)            --              --          27,770
  Write-off of leasehold improvements                                                            --              --           2,663
  Write-off of notes receivable, related parties                                                 --         559,739         629,739
  Write-off of other assets                                                                      --              --       2,799,999
  (Increase) in Current Assets                                                              (92,177)             --         (92,177)
  (Decrease) Increase in accounts payable and accrued liabilities                          (571,753)        563,411         178,360
                                                                                       ------------    ------------    ------------

Cash (used in) operating activities                                                      (1,155,638)       (267,861)     (3,917,488)
                                                                                       ------------    ------------    ------------

Financing Activities
    Bank Overdraft                                                                            3,236             172           3,408
    Related party payable, net                                                                  (32)           (888)      1,367,461
    Issuance of capital stock for cash                                                    1,152,434         153,525       2,201,002
    Contribution to paid in capital                                                              --              --       1,318,347
                                                                                       ------------    ------------    ------------

Cash provided by financing activities                                                     1,155,638         152,809       4,890,218
                                                                                       ------------    ------------    ------------

Investing activities
    Additions to fixed assets                                                                    --              --        (128,715)
    Deposits on future acquisition                                                               --              --      (1,000,000)
    Issue of stock for subsidiary cash balance                                                   --              --          40,628
    Repayment of subsidiary related party note receivable                                        --              --          34,233
    Collection of subsidiary share subscription receivable                                       --              --          83,331
    Note receivable                                                                              --         114,780          (2,207)
                                                                                       ------------    ------------    ------------

Cash flows provided by (used in) investing activities                                            --         114,780        (972,730)
                                                                                       ------------    ------------    ------------

Increase (decrease) in cash                                                                      --            (272)             --

Cash and cash equivalents
    Beginning of period                                                                          --             272              --
                                                                                       ------------    ------------    ------------

    End of period                                                                      $         --    $         --    $         --
                                                                                       ============    ============    ============

Supplemental Cash Flow Information
  Cash Paid for Income Taxes                                                           $         --    $         --    $         --
                                                                                       ============    ============    ============
  Cash Paid for Interest                                                               $         --    $         --    $    179,212
                                                                                       ============    ============    ============

See the accompanying notes to the financial statements.

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to Financial Statements
November 30, 2005

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

      Fair Value of Financial Instruments

      Fair  value  estimates  discussed  herein are based  upon  certain  market assumptions and pertinent information available to management as of November 30, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, consumption taxes receivable and accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for financial instruments because they are short term in nature, their carrying amounts approximate fair values, and they are payable on demand.

      Impairment of Long-Lived Assets

      Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impaired to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Management believes there are no such impairments at November 30, 2005.

      Cash and Cash Equivalents

      The  Company  considers  all  highly  liquid   investments  with  original
      maturities of ninety days or less and bank indebtedness to be cash and cash equivalents.

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to Financial Statements
November 30, 2005

      Property and Equipment

      Property and equipment is recorded at cost and depreciated using the straight-line method, as follows:

           Furniture and fixtures                          10 years
           Equipment                                        3 years
           Leasehold improvements                           5 years

      Repairs and maintenance are charged to operations as incurred and expenditures for significant improvements are capitalized. The cost of property and equipment retired or sold, together with the related accumulated depreciation, are removed from the appropriate asset and and depreciation accounts, and the resulting gain or loss is included in operations.

      Revenue Recognition

      The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

      Inventory

      Inventory is stated at the lower of cost, determined on the first-in, first-out method, or net realizable market value. Inventory at November 30, 2005, consisted of finished goods and packaging materials.

      Accounts Receivable

      Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

      The Company's  standard  credit terms are net 30 days.

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

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to Financial Statements
November 30, 2005

      Recent Accounting Pronouncements

      In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

      In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

      In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2006. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

      In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.107 (SAB 107) which provides guidance regarding the interaction of SFAS 123(R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123(R)'s implementation challenges for registrants and enhance the information investors receive.

      In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term 'conditional asset retirement obligation' as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to Financial Statements
November 30, 2005

      reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

      In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

3.    Going Concern

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $7,288,530 and $2,774,149 for the years ended November 30, 2005 and 2004 respectively, as well as reporting net losses of $18,553,747 from inception (December 24, 1997) to November 30, 2005. At November 30, 2005 the Company had negative working capital of $12,924 and a Stockholders' Deficit of $10,256. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long-term relationships to develop and distribute the product. Management anticipates generating revenue through the sales of MMH Malarex(TM) during the next fiscal year. The officers and directors of the Company have indicated their commitment to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead, although there can be no assurance of this commitment.

      The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.    Fixed Assets

                                             Accumulated       Balance
                             Cost            Depreciation      November 30, 2005
                             ----            ------------      -----------------

Furniture & fixtures         $15,900         $13,232           $2,668
                             =======         =======           ======

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to Financial Statements
November 30, 2005

5.    Contingent Liability and Commitments

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

      The Company's office lease was renewed for another twelve months ending August 31, 2006. Rent is payable at $2,500 per month. The future lease payments at November 30, 2005 are for nine months totaling $22,500. The lease expense was approximately $30,000 for the years ended November 30, 2005 and 2004, respectively.

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

6.    Income Taxes

      The Company accounts for income taxes under SFAS 109, which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

      Income tax provision at
       the federal statutory rate                    34%
      Effect of operating losses                    (34)%
                                                   ----
                                                     --
                                                   ====

As of November 30, 2005, the Company has a net operating loss carryforward of approximately $7,900,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2025. The deferred tax asset of approximately $2,700,000 relating to the operating loss carryforward has been fully reserved at Novemberr 30, 2005. The increase in the valuation allowance related to the deferred tax asset was $170,000 during 2005. The principal difference between the accumulated deficit for income tax purposes and for financial reporting purposes results from non-cash stock compensation and derivative instrument expense being charged to operations for financial reporting purposes.

7.    Non-Cash Financing and Investing Activities

      On February 28, 2000, the Company issued 4,644,156 warrants to settle the following related party notes and long-term debt:

--------------------------------------------------------------------------------

     Notes payable                                             $ 1,172,648
     Long-term debt                                                192,831
     Interest expense                                               27,770
--------------------------------------------------------------------------------

                                                               $ 1,393,249
                                                               -----------

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to Financial Statements
November 30, 2005

      On May 29, 2000, the Company issued 5,000,000 shares of common stock and 5,000,000 warrants in exchange for 35,700,000 shares of Sword Comp-Soft, Corp., a former subsidiary corporation.

      The Company issued Common stock in settlement of marketing agreements and other services as follows:

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

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to Financial Statements
November 30, 2005

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

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to Financial Statements
November 30, 2005

8.    Stockholders' Equity

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

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to Financial Statements
November 30, 2005

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

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to Financial Statements
November 30, 2005

      On July 21, 2004, the Company issued 43,333 common shares for cash of $6,470.

      On September 2, 2004 the Company issued 2,092,980 common shares for development costs totaling $272,087. The share value was based on fair market value on the date the contract was entered into.

      On November 22, 2004, the Company issued 670,166 common shares for cash of $30,000.

      Between May and November 2005, the Company issued 8,711,200 common shares for administrative salaries valued at $1,734,500. The share value was based on fair market value of theses shares on the date the contracts were entered into. On April 7, 2005 the Company issued 3,750,000 common shares valued at $600,000 to pay 2004 administrative salaries.

      Between December 2004 and August 2005, the Company issued 6,650,600 common shares for representation costs valued at $977,688. The share value was based on fair market value of theses shares on the date the contracts were entered into. Of this amount $8,400 was recorded as deferred compensation and will be amortized over the terms of the agreements.

      Between May and October 2005, the Company issued 530,000 common shares for offices services valued at $85,300. The share value was based on fair market value of theses shares on the date the contracts were entered into.

      Between January and September 2005, the Company issued 6,695,600 common shares for consulting services valued at $906,115. The share value was based on fair market value of theses shares on the date the contracts were entered into. Of this amount $223,530 was recorded as deferred compensation and will be amortized over the terms of the agreements.

      Between February and May 2005, the Company issued 17,866,666 common shares for Other Development costs valued at $3,317,000. The share value was based on fair market value of theses shares on the date the contracts were entered into. Of this amount $1,584,318 was recorded as deferred compensation and will be amortized over the terms of the agreements.

      On December 3, 2004, the Company issued 873,333 Common shares for $33,000 cash.

      On January 5, 2005, the Company issued 1,875,000 Common shares for $76,000 cash.

      On February 1, 2005, the Company issued 2,144,775 Common shares for $106,500 cash.

      On March 15, 2005, the Company issued 1,317,000 Common shares for $118,530 cash.

      On March 28, 2005, the Company issued 798,500 Common shares for $31,865 cash.

      On April 27, 2005, the Company issued 100,000 Common shares for $7,000 cash.

      On May 5, 2005, the Company issued 4,454,000 Common shares for $708,865 cash.

      On October 28, 2005, the Company issued 1,015,000 Common shares for $70,675 cash.

      On May 5, 2005 the Company issued the following Warrants for Common Shares in conjunction with the sale of common stock for cash

            1,000,000 warrants exercisable to May 5, 2007 at a cost of $0.50 when shares are traded at $1.00 or higher.

            1,000,000 warrants exercisable to May 5, 2007 at a cost of $1.25 when shares are traded at $2.50 of higher.

            1,000,000 warrants exercisable to May 5, 2007 at a cost of $1.75 when shares are traded at $3.50 of higher.

            1,000,000 warrants exercisable to May 5, 2007 at a cost of $2.50 when shares are traded at $5.00 of higher.

      Stock-based Compensation

      During the year ended November 30, 2005, the Company issued options to purchase shares of common stock to certain non-employees.

SFAS 123 requires the Company to provide proforma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model. Results may not be representative of those to be expected in future years. No options were granted in 2004, 2005.

      Under the provisions of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced (increased) to the proforma amounts indicated below:

                                                       2004             2005
                                                       ----             ----
      Net (loss)
            As reported                            $(2,774,149)     $(7,288,530)
            Proforma                               $(2,774,149)     $(7,288,530)
      Basic and diluted (loss) per share
            As reported                            $     (0.05)     $     (0.07)
            Proforma                               $     (0.05)     $     (0.07)

      A summary of stock option activity is as follows:

                                                         Weighted    Weighted
                                            Number       average      average
                                              of         exercise      fair
                                            shares        price        value
                                            ------        -----        -----
      Balance at
        November 30, 2003                  4,644,156       $1.00       $0.00
      Granted                                     --          --          --
      Exercised/Forfeited                         --          --          --
                                           ---------       -----       -----
      Balance at
        November 30, 2004                  4,644,156       $1.00       $0.00
      Granted                                     --          --          --
      Exercised/Forfeited                         --          --          --
                                           ---------       -----       -----
      Balance at
        November30, 2005                   4,644,156       $1.00       $0.00
                                           =========       =====       =====

      The following table summarizes information about fixed-price stock options at November 30, 2005:

                                    Outstanding                          Exercisable
                                    -----------                          -----------
                    Weighted        Weighted       Weighted-
                    Average         Average         Average
      Exercise       Number        Contractual      Exercise        Number        Exercise
      Prices       Outstanding        Life           Price        Exercisable      Price
      ------       -----------        ----           -----        -----------      -----
      $1.00         4,644,156       0.5 years        $1.00         4,644,156        $1.00

9.    Related Party Transactions

      At November  30, 2004 the  Company  had a related  party  payable of $218.
      During the year ended November 30, 2005, the Company's financing activities with related parties consisted of borrowings of $219,690 and repayments $219,726. The balance of $182 at November 30, 2005 is unsecured and accrues no interest and is included in accounts payable.

10.   Subsequent Events

      On February 14, 2006 Millenia Hope Inc.'s Canadian subsidiary, Millenia Hope Pharmaceuticals (which will now use the commercial name - Millenia Hope Biopharma or MH-B), purchased intellectual property and research equipment from Avance Pharma, a non-related party, for $511,000.

      Between December 1, 2005 and March 10, 2006 the Company issued 10,670,300 common shares for services with a fair market value on the contract date of $765,518 and 1,320,000 common shares for $116,160 cash.