Form 10QSB
period 2006-02-28
MILLENIA HOPE INC
filed 2006-04-17
CIK 1060827

MILLENIA HOPE INC.
        (Exact name of Small Business Issuer as Specified in its Charter)

           DELAWARE                                      98-0213828
(State or other Jurisdiction of                       (I.R.S Employer
 Incorporation or Organization)                      Identification No.)

          1250 Rene Levesque West, suite 2200, Montreal, Quebec H3B 4W8
                    (Address of Principal Executive Offices)

                                 (514) 846-5757
                 Issuer's Telephone Number Including Area Code)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At April 12, 2006 Issuer had 135,567,887 outstanding shares of Common Stock.

                                      INDEX

PART I: FINANCIAL INFORMATION

      Item 1. Financial Statements

            Balance Sheet (Unaudited) at February 28, 2006.

            Statements of Operations (Unaudited) for the three months ended February 28, 2006 and February 28, 2005 and from inception (December 24, 1997) to February 28, 2006.

            Statements of Cash Flows (Unaudited) for the three months ended February 28, 2006 and February 28, 2005 and from inception (December 24, 1997) to February 28, 2006.

            Notes to the Financial Statements (Unaudited)

      Item 2. Plan of Operations

      Item 3. Controls and procedures

PART II. Other Information

      Item 2. Sale of Unregistered Securities

      Item 6. Exhibits and Reports on Form

      SIGNATURES

                               Millenia Hope Inc.
                          (A Development Stage Company)
                                 Balance Sheet
                               February 28, 2006
                                   (Unaudited)

                                     Assets
Current Assets
   Cash                                                               $     21,799
   Accounts receivable                                                      81,460
   Inventories                                                              63,645
   Prepaid expenses                                                          5,892
   Consumption taxes receivable                                             92,903
                                                                      ------------
              Total Current Assets                                         265,699
                                                                      ------------

Property and equipment, net                                                528,771
                                                                      ------------

                                                                      $    794,470
                                                                      ============

           Liabilities & Stockholders' Equity
Current Liabilities
  Accounts Payable and Accrued Liabilities                            $    114,424
  Advance from shareholder                                                 595,002
                                                                      ------------
              Total Current Liabilities                                    709,426
                                                                      ------------

Stockholders' Equity
  Common Stock, $.0001 par value; 180,000,000 shares authorized,
    135,260,717 issued and outstanding                                      13,526
  Paid in Capital                                                       21,377,217
  Treasury Shares, at cost                                                     100
  Deferred Stock Compensation                                           (1,679,659)
  (Deficit) Accumulated During the Development Stage                   (19,626,140)
                                                                      ------------
                                                                            85,044
                                                                      ------------

                                                                      $    794,470
                                                                      ============

See the accompanying notes to the financial statements.

                               Millenia Hope Inc.
                          (A Development Stage Company)
                            Statements of Operations
 Three months ended February 28, 2006 and February 28, 2005, and the Period From Inception (December 24, 1997) to February 28, 2006
                                   (Unaudited)

                                                       Three months       Three months
                                                           ended              ended          Inception to
                                                       February 28,       February 28,       February 28,
                                                           2006                2005              2006
                                                      -------------       ------------       ------------
Revenues                                              $      81,460       $         --       $  1,415,648

Cost of Sales                                                    --                 --            789,540
                                                      -------------       ------------       ------------

Gross Profit                                                 81,460                 --            626,108
                                                      -------------       ------------       ------------

Operating Expenses
  Administrative Salaries                                   103,880             36,595          3,267,614
  Marketing                                                 143,282            608,811          5,194,485
  Development                                               624,305             70,770          3,623,257
  Purchased R&D                                                  --            975,000                 --
  Patent rights                                                  --                 --          1,005,827
  Selling, general and administrative                       295,886            258,629          4,431,537
                                                      -------------       ------------       ------------
                                                          1,167,353          1,949,805         17,522,720
                                                      -------------       ------------       ------------

Operating (Loss)                                         (1,085,893)        (1,949,805)       (16,896,612)
                                                      -------------       ------------       ------------

Other income (expense)
  Gain on disposition of subsidiary                              --                 --            737,262
  Interest Income                                            13,500             13,500            144,823
  Interest expense                                               --                 --           (179,212)
  Write-off of leasehold improvements                            --                 --             (2,663)
  Write-off of notes receivable, related parties                 --                 --           (629,739)
  Write-off of other assets                                      --                 --         (2,799,999)
                                                      -------------       ------------       ------------
                                                             13,500             13,500         (2,729,528)
                                                      -------------       ------------       ------------

Net (Loss)                                            $  (1,072,393)      $ (1,936,305)      $(19,626,140)
                                                      =============       ============       ============

Per share information - basic and diluted:
Weighted Average Number of Common
  Shares Outstanding                                    131,200,335         75,380,286
                                                      ============        ============

(Loss) Per Common Share                               $      (0.01)       $      (0.02)
                                                      ============        ============

See the accompanying notes to the financial statements.

                               Millenia Hope Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
         Three months ended February 28, 2006 and February 28, 2005, and the Period From Inception (December 24, 1997) to February 28, 2006
                                   (Unaudited)

                                                             Three months       Three months
                                                                 ended             ended         Inception to
                                                             February 28,       February 28,     February 28,
                                                                 2006               2005              2006
                                                             ------------       ------------     ------------
Operating Activities

Cash (used in) operating activities                           $  (159,630)      $  (210,014)      $(4,077,118)
                                                              -----------       -----------       -----------

Financing Activities

  Advance from shareholder                                        595,002                --           595,002

  Bank Overdraft                                                   (3,408)             (172)               --

  Related party payable, net                                          (55)                6         1,367,406

  Issuance of capital stock for cash                              116,160           215,500         2,317,162

  Contribution to paid in capital                                      --                --         1,318,347
                                                              -----------       -----------       -----------

Cash provided by financing activities                             707,699           215,334         5,597,917
                                                              -----------       -----------       -----------

Investing activities

  Additions to fixed assets                                      (526,270)               --          (654,985)

  Deposits on future acquisition                                       --                --        (1,000,000)

  Issue of stock for subsidiary cash balance                           --                --            40,628

  Repayment of subsidiary related party note receivable                --                --            34,233

  Collection of subsidiary share subscription receivable               --                --            83,331

  Note receivable                                                      --                --            (2,207)
                                                              -----------       -----------       -----------

Cash flows (used in) investing activities                        (526,270)               --        (1,499,000)
                                                              -----------       -----------       -----------

Increase in cash                                                   21,799             5,320            21,799

Cash and cash equivalents

   Beginning of period                                                 --                --                --
                                                              -----------       -----------       -----------

   End of period                                              $    21,799       $     5,320       $    21,799
                                                              ===========       ===========       ===========

Supplemental Cash Flow Information
 Cash Paid for Income Taxes                                   $        --       $        --       $        --
                                                              ===========       ===========       ===========
 Cash Paid for Interest                                       $        --       $        --       $   179,212
                                                              ===========       ===========       ===========

See the accompanying notes to the financial statements.

                               MILLENIA HOPE INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                FEBRUARY 28, 2006
                                   (UNAUDITED)

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

These financial statements should be read in conjunction with the audited financial statements and footnotes thereto of Millenia Hope Inc. as of November 30, 2005, and the periods then ended on Form 10KSB as filed with the Securities and Exchange Commission.

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

Note 3. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $ 1,072,393 for the three months ended February 28, 2006 as well as reporting net losses of $19,626,140 from inception (December 24, 1997). As reported on the statement of cash flows, the Company had deficit cash flows from operating activities of $159,630 for the three months ended February 28, 2006 and has reported deficit cash flows from operating activities of $ 4,077,118 from inception (December 24, 1997). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $2,317,162 and short-term debt $1,367,406 which is principally related party debt.

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

Note 4 STOCKHOLDERS' EQUITY

During the period ended February 28, 2006, the Company issued 10,670,300 shares of common stock, pursuant to Regulation S, in settlement of marketing services, consulting services, development costs, and administration salaries valued at $807,821. During the period ended February 28, 2006, the Company issued 1,320,000 shares of common stock, pursuant to Regulation S, for $116,160 cash received.

Note 5 ACQUISITION

On February 14, 2006 Millenia Hope Inc.'s Canadian subsidiary, Millenia Hope Pharmaceuticals, purchased intellectual property and research equipment from Avance Pharma, a non-related party, for $526,270 in cash.

Note 6 SUBSEQUENT EVENTS

On March 27, 2006, the Board of Directors of Millenia Hope approved a financing agreement for $2,000,000 with private investors. Under the terms of the agreement the Company received $700,000, the first of three traunches of the funding. For this financing, the Investors received secured convertible notes totaling $2,000,000 with a 6% interest rate and a maturity date of March 2009. Interest is payable quarterly, on the average outstanding amount to that point, in cash or via the issuance of Millenia Hope common shares, at the discretion of the borrower (Millenia Hope) and only in the case of a payment default at the discretion of the lender. The notes are convertible, at the discretion of the borrower (Millenia Hope) and only in the case of a loan provision default at the discretion of the lenders, into shares of our common stock at the average of the lowest three (3) trading prices of common stock during the twenty (20) trading day period ending on trading day prior to the date of a conversion notice.

The Company also issued to private investors seven (7) year warrants to purchase 3,000,000 shares of common stock which are exercisable at an exercise price of $0.10 and another 3,000,000 shares of our common stock which are exercisable at an exercise price of $0.25.

The Company filed an SB-2 Registration Statement with the SEC on April 10, 2006. The Company will receive $600,000 pursuant to the SB-2 being filed with the SEC and $700,000 when the SB-2 is declared effective by the SEC. There are agreed upon provisions should the filing not become effective by July 6, 2006. The notes are secured by all of the Company's assets.

Between March 1, 2006 and April 14, 2006 the Company issued 7,170 common shares for services with a fair market value on the contract date of $717 and 300,000 common shares for $26,000 cash.

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

Taking the aforementioned into account, as of April 10, 2006, Millenia Hope had received 18 sales authorizations from West African nations, Congo (Brazzaville) and Guinea (Conakry), Togo, Burundi, Central African Republic, Benin, Gabon, Chad, Niger, Mali, Senegal, Democratic Republic of Congo, Guinea (Equatorial), Cameroon, Ghana, Sierra Leone, Mauritania and Burkina Faso, and one from the Caribbean nation of the Dominican Republic. These authorizations mean that we have the right currently, without doing any further testing or receiving any further approval, to sell MALAREX/MMH(TM)18 to any individual, group, company or NGO or Governmental Agency in those countries. We are also awaiting sales authorizations from several other African nations. In fact, as of September 2005 Millenia had 2 MALAREX/MMH(TM)18 sales, one in Guinea Conakry and one in Mali. We are actively working with other groups and individuals to conclude further sales of MALAREX/MMH(TM)18. The only cost to concluding future sales is the normal day to day operating costs of our business. Based on management's best estimates, Millenia hopes to sell in excess of 200,000 treatments of MALAREX/MMH(TM)18, in at least 2 major markets (or $1.5 - 2 million US), during fiscal 2006.

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

Secondly, Millenia is committed to ongoing research and development, to expand the efficacy of MALAREX/MMH(TM)18 and its derivatives and other acquired or to be acquired products, in fighting infectious diseases. Based on discoveries in the development program, the Company has submitted a global patent covering a profile of the active ingredients and the additional clinical properties of the product, namely anti-parasite, anti-viral and antibacterial activities. A second US patent application was filed in 2005 covering the treatment and prevention of multi-drug resistant strains of malaria utilizing Millenia Hope's products. As the company has not yet made any significant sales of its product, it is difficult for management to evaluate the growth curve of product sales. However, given the market size and the recognized need, by the world's premier anti-malaria organizations (WHO, etc.) for new, viable and effective drugs, the Company believes that it will not have a problem generating sales, thereby creating positive cash flow, once it has attained its first large volume sales of the product.

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

Millenia is also pursuing its patent application (pending) for inhibitors of HIV Rnase H. No Rnase H inhibitors have ever advanced to clinical trials. Successful development of a drug that targets HIV Rnase H will play an important role in the treatment of HIV/AIDS patients who have become resistant to current therapy. The revenue of a first in class, orally bio-available drug that targets HIV Rnase H is estimated at US $350-$500 million, per year. The current market for HIV drugs is about US$ 6 billion estimated to reach US$ 10 billion by 2010. Professor Michael A. Parniak (University of Pittsburgh School of Medicine) presented some of our results at the 12th conference on Retroviruses and Opportunistic Infections in Boston, Massachusetts (February 2005).

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

On February 14, 2006 Millenia Hope Inc.'s Canadian subsidiary, Millenia Hope Pharmaceuticals (which will now use the commercial name - Millenia Hope Biopharma or MH-B), purchased intellectual property and research equipment from Avance Pharma, an unrelated company, for $526,270 (based on the Cdn exchange rate at that time).

MH-B is one of the world's leading bio-research firms in Phytomic Technology, the commercialization of plant cell cultures. MH-B (formerly Avance Pharma - www.avancepharma.com) has spent over $30 million in creating its unique technology, including the world's largest collection of highly purified phyto-chemical fractions to be utilized in the pharmaceutical, cosmetic and nutraceutical industry and is commencing the initial commercialization of several projects, with leading multi-national corporations, in the cosmetic, pharmaceutical and nutraceutical industries.

On May 13, 2004, Millenia incorporated Millenia Hope Pharmaceutical (UK) Limited, a British company currently inactive, to be its European presence. As well, Millenia incorporated, on September 17, 2004, Millenia Hope Pharmaceutical ((HK) Limited, a Hong Kong company currently inactive, to be its Asian presence.

Millenia Hope announced the dismissal of its then President, Dr. Margaret Bywater, effective September 1, 2005, due to differences of opinion in the strategic direction of the Company. The Board named Dr. Bahige Baroudy its new President and Chief Scientific Officer replacing Dr. Bywater, on February 22, 2006. Also, the resignations of Ms. Carole Robert, Vice President of Government Affairs and Sales Development and Mr. Thomas Bourne, Corporate Secretary, for personal reasons were accepted by the Board on February 22, 2006. The work of the aforesaid 2 officers has been allocated to other officers and the Board has not named any replacements for either Officer. At the same February 22, 2006 Borad meeting Dr. Meir Sacks was dismissed from his post as Chief of Pharmacology and was replaced by Dr.Baroudy, Millenia's new President and Chief Scientific Officer. All of the aforesaid was as per our 8-K filing.

On September 29, 2005 Millenia announced that it had forged a relationship with Dr. Hagai Ginsburg, a world-renowned malaria expert. Dr. Ginsburg has joined Millenia as a scientific advisor and consultant, to assist us in our anti-malarial efforts.

On March 27, 2006 the Board of Directors of Millenia Hope approved a financing agreement for $2,000,000 with private investors. Under the terms of the agreement we have already received $700,000, the first of three traunches of the funding. For this financing, the Investors received secured convertible notes totaling $2,000,000 with a 6% interest rate and a maturity date of March 2009. Interest is payable quarterly, on the average outstanding amount to that point, in cash or via the issuance of Millenia Hope common shares, at the discretion of the borrower (Millenia Hope) and only in the case of a payment default at the discretion of the lender. The notes are convertible, at the discretion of the borrower (Millenia Hope) and only in the case of a loan provision default at the discretion of the lenders, into shares of our common stock at the average of the lowest three (3) trading prices for our shares of common stock during the twenty
(20) trading day period ending on trading day prior to the date a conversion notice is sent to us.

We also issued to private investors seven (7) year warrants to purchase 3,000,000 shares of our common stock which are exercisable at an exercise price or $0.10 and another 3,000,000 shares of our common stock which are exercisable at an exercise price of $0.25.

We filed an SB-2 Registration Statement with the SEC on April 10, 2006. We will receive $600,000 pursuant to the SB-2 being filed with the SEC and the final sum of $700,000 when the SB-2 is declared effective by the SEC. There are agreed upon provisions should the filing not become effective by July 6, 2006. The notes are secured by all of our assets.

Three months ended February 28, 2006 compared to February 28, 2005.

In 2006 our subsidiary MH-B had revenue of $81,460, an initial payment for work for a multi-national cosmetic firm. We had no income in 2005.

In 2005 we had $1,949,805 of operating expenses vs. $1,167,353 in 2006, broken down as follows:

Comparative figures 3 months ended February 28, 2006 and 2005

2005
                                      Stock           Non-Stock
                                      Compensation    Expense         Total
                                      ------------    -------         -----
Admin salaries                                --      $   36,595      $   36,595
Consulting                            $  105,649      $   23,182      $  128,831
Development                           $   66,666      $    4,104      $   70,770
Marketing                             $  603,439      $    5,372      $  608,811
Patent Rights                         $  850,000      $  125,000      $  975,000
Other S, G and A                      $    5,500      $  124,298      $  129,798
                                      ----------      ----------      ----------
                                      $1,631,254      $  318,551      $1,949,805
                                      ==========      ==========      ==========

2006
                                      Stock           Non-Stock
                                      Compensation    Expense         Total
                                      ------------    -------         -----

Admin salaries                        $   96,000      $    7,880      $  103,880
Consulting                            $  232,070      $    3,940      $  236,010
Development                           $  580,181      $   44,124      $  624,305
Marketing                             $  143,282              --      $  143,282
Other S, G and A                              --      $   59,876      $   59,876
                                      ----------      ----------      ----------
                                      $1,051,533      $  115,820      $1,167,353
                                      ==========      ==========      ==========

In 2005, we paid our principal officers $36,595 in salaries and had salaries of $103,880 in 2006. Higher salaries were paid in 2006 reflecting a healthier cash flow and a much heavier work load.

We had consulting fees of $128,831 in 2005 and $236,010 in 2006. The higher expense in 2006 was a result of stock compensation paid to a business consultant for their role in our acquiring the intellectual property and research equipment from Avance Pharma.

We had marketing expenses of $143,282 in year 2006 and $608,811 in 2005. Our decreased expenses are due to a greater effort on promoting MMH MALAREX(TM)/ MMH 18(TM), preparatory to receiving our first large commercial sales order in 2005. This entailed enlisting entities that had entree into governmental departments and already established distribution networks. In the first quarter of 2006 we concentrated our effort on the purchase of the Avance Pharma assets and their future utilization to add value to Millenia Hope Inc.

We incurred development costs of $624,305 during the 2006 period as compared to $70,770 for 2005. 2005 represented costs for several MALAREX MMH 18(TM) trials, in the Republic of Central Africa (RCA), and preliminary costs for planned tests. 2006 represented the expensing of deferred stock compensation of $390,000 from 2005 work and $175,000 for newly started projects in HIV/AIDS and our Hope Village project, and other misc. development costs.

General and administrative expenses were $59,876 for 2006. This represented a decrease of $69,917 from $129,793 in 2005. This decrease was attributable to the fact that in 2005 we included product costs of $67,000 in our S,G and A section which subsequently became our inventory at the end of May 2005. Any product related costs in 2006 were included as part of development costs.

In 2005 we purchased three patent rights for $125,000 in cash and five million shares of common stock valued at $450,000 and five million options valued at $400,000 (said purchase was invalidated and rescinded, subsequently, on August
2005). No such transaction occured in 2006. The entire amount, $975,000 was recorded as purchased R&D.

As a result of the foregoing we incurred an operating loss of $1,936,305 for the quarter ended February 28 2005, compared to a loss of $1,072,393 for the quarter ended February 28, 2006.

Liquidity and Capital Resources

At February 28, 2006 the Company had negative working capital of $443,727. Additional capital and/or borrowings will be necessary. Management anticipates generating revenue through the sales of Malarex/MMH(TM) 18 during this fiscal year. The officers and directors of the Company have indicated their commitment to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead. Management anticipates its consolidated net cash needs at $2,500,000 for the fiscal year ending November 30, 2006.

Item 3. CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

As of the close of the period covered by this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls) and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusion of the CEO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation. Based upon that evaluation, the Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company requires to be included in this Quarterly Report on form 10-QSB. There have been no changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

CEO and CFO CERTIFICATIONS

Appearing immediately following the Signatures section of this Quarterly Report there are two separate Forms of "Certification" of the CEO and CFO. The first form of Certification is required in accord with section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Quarterly report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certificate and this information should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports foiled under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report is recorded, processed, summarized and reported within the time period specified.

Part II other information

Item 2: Sales of Unregistered securities

Date of             Title of           Number         Consideration                     Exemption from
Sale                Security           Sold           Received                          Registration claimed
12/08/2005          common shares      5,740,000      $459,200                          Regulation S
                                                      in settlement  of services

01/17/2006          common shares      4,230,300      $296,121                          Regulation S
                                                      in settlement of services

01/17/2006          common shares        520,000      $ 45,760                          Regulation S

01/30/2006          common shares        700,000      $ 52,500                          Regulation S
                                                      in settlement of services

01/30/2006          common shares        800,000      $ 70,400                          Regulation S

((b)  Reports on Form 8-K

            Election of Directors, Appointment / Dismissal of Principal Officers Entry into Definitive Material Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Millenia Hope Inc.
                                            (Registrant)


Dated April 12, 2006                        By: /s/ Leonard Stella
                                            CEO