Form 10QSB
period 2006-05-31
MILLENIA HOPE INC
filed 2006-07-13
CIK 1060827

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At July 5, 2006 Issuer had 137,067,887 outstanding shares of Common Stock.

                                      INDEX

PART I: FINANCIAL INFORMATION

      Item 1. Financial Statements

           Consolidated Balance Sheet (Unaudited) at May 31, 2006.

            Consolidated Statement of Operations (Unaudited) for the three months and six months ended May 31, 2006 and May 31, 2005 and from inception (December 24, 1997) to May 31, 2006.

            Consolidated Statements of Cash Flows (Unaudited) for the six months ended May 31, 2006 and May 31, 2005 and from inception (December 24,
            1997) to May 31, 2006.

            Notes to the Financial Statements (Unaudited)

      Item 2. Plan of Operations

      Item 3. Controls and procedures

PART II. Other Information

      Item 2. Sale of Unregistered Securities

      Item 6. Exhibits and Reports on Form

      SIGNATURES

                               Millenia Hope Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                  May 31, 2006
                                   (Unaudited)

                                     Assets

Current Assets
   Cash                                                            $     24,837
   Deposits                                                              17,210
   Inventories                                                           63,645
   Prepaid Expenses                                                      40,000
   Consumption Taxes Receivable                                          67,155
                                                                   ------------
              Total Current Assets                                      212,847
                                                                   ------------

Property and equipment, net                                             502,291
                                                                   ------------

                                                                   $    715,138
                                                                   ============

                      Liabilities & Stockholders' (Deficit)
Current Liabilities
  Accounts Payable and Accrued Liabilities                         $    125,961
  Loans Payable                                                         488,002
                                                                   ------------
              Total Current Liabilities                                 613,963

Convertible Note Payable                                              1,314,187
                                                                   ------------

Stockholders' Deficit
  Common Stock, $.0001 par value; 180,000,000 shares authorized,
    135,567,887 issued and outstanding                                   13,557
  Paid in Capital                                                    21,403,903
  Treasury Shares, at cost                                                  100
  Deferred Stock Compensation                                          (940,648)
  (Deficit) Accumulated During the Development Stage                (21,689,924)
                                                                   ------------
                                                                     (1,213,012)
                                                                   ------------

                                                                   $    715,138
                                                                   ============

See the accompanying notes to the financial statements.

                               Millenia Hope Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
               Three and six months May 31, 2006 and May 31, 2005
          the Period From Inception (December 24, 1997) to May 31, 2006
                                   (Unaudited)

                                                     Three months      Three months      Six months     Six months
                                                        ended             ended            ended           ended       Inception to
                                                        May 31,           May 31,          May 31,         May 31,        May 31,
                                                         2006              2005             2006            2005           2006
                                                     -------------    -------------    -------------    ------------   ------------
Revenues                                             $     150,325    $          --    $     231,785    $         --   $  1,565,973

Cost of Sales                                                   --               --               --              --        789,540
                                                     -------------    -------------    -------------    ------------   ------------

Gross Profit                                               150,325               --          231,785              --        776,433
                                                     -------------    -------------    -------------    ------------   ------------

Operating Expenses
  Biotech Wages                                            143,925               --          165,902              --        143,925
  Administrative Salaries                                  156,581        1,382,017          260,461       1,418,612      3,424,195
  Marketing                                                 45,288          387,077          188,570         995,888      5,239,773
  Research & Development                                   838,156          977,863        1,444,551       1,048,633      4,461,413
  Purchased R&D                                                 --               --               --         975,000             --
  Patent Rights                                                 --               --               --              --      1,005,827
  Selling, General and Administrative                    1,015,973          530,306        1,307,791         788,934      5,447,509
                                                     -------------    -------------    -------------    ------------   ------------
                                                         2,199,923        3,277,263        3,367,275       5,227,067     19,722,642
                                                     -------------    -------------    -------------    ------------   ------------

Operating (Loss)                                        (2,049,598)      (3,277,263)      (3,135,490)     (5,227,067)   (18,946,209)
                                                     -------------    -------------    -------------    ------------   ------------

Other income (expense)
  Gain on Disposition of Subsidiary                             --               --               --              --        737,262
  Interest Income                                               --            6,725           13,500          20,225        144,823
  Interest Expense                                         (14,187)              --          (14,187)             --       (193,399)
  Write-off of Leasehold Improvements                           --               --               --              --         (2,663)
  Write-off of Notes Receivable, Related Parties                --               --               --              --       (629,739)
  Write-off of Other Assets                                     --               --               --              --     (2,799,999)
                                                     -------------    -------------    -------------    ------------   ------------
                                                           (14,187)           6,725             (687)         20,225     (2,743,715)
                                                     -------------    -------------    -------------    ------------   ------------

Net (Loss)                                           $  (2,063,785)   $  (3,270,538)   $  (3,136,177)   $ (5,206,842)  $(21,689,924)
                                                     =============    =============    =============    ============   ============

Per share information - basic and diluted:
Weighted Average Number of Common
  Shares Outstanding                                   135,520,105      104,785,243      133,363,751      90,244,330
                                                     =============    =============    =============    ============

(Loss) Per Common Share                              $       (0.02)   $       (0.02)   $       (0.01)   $      (0.05)
                                                     =============    =============    =============    ============

See the accompanying notes to the financial statements.

                               Millenia Hope Inc.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                    Six months May 31, 2006 and May 31, 2005
          the Period From Inception (December 24, 1997) to May 31, 2006
                                   (Unaudited)

                                                                  Six months       Six months
                                                                    ended             ended         Inception to
                                                                   May 31,           May 31,           May 31,
                                                                     2006             2005              2006
                                                                 -----------       -----------      ------------
  Operating Activities
Cash (used in) operating activities                              $(1,376,229)      $  (604,143)      $(5,293,717)
                                                                 -----------       -----------       -----------

Financing Activities
     Advance from shareholder                                        595,002                --           595,002
     Payments to shareholder                                        (107,000)               --          (107,000)
     Convertible note payable                                      1,300,000                --         1,300,000
     Bank overdraft                                                   (3,408)             (172)               --
     Related party payable, net                                          582                 4         1,368,043
     Issuance of capital stock for cash                              142,160         1,082,000         2,343,162
     Contribution to paid in capital                                      --                --         1,318,347
                                                                 -----------       -----------       -----------

Cash provided by financing activities                              1,927,336         1,081,832         6,817,554
                                                                 -----------       -----------       -----------

Investing activities
     Additions to fixed assets                                      (526,270)               --          (654,985)
     Deposits on future acquisition                                       --                --        (1,000,000)
     Issue of stock for subsidiary cash balance                           --                --            40,628
     Repayment of subsidiary related party note receivable                --                --            34,233
     Collection of subsidiary share subscription receivable               --                --            83,331
     Note receivable                                                      --                --            (2,207)
                                                                 -----------       -----------       -----------

Cash flows (used in) investing activities                           (526,270)               --        (1,499,000)
                                                                 -----------       -----------       -----------

Increase in cash                                                      24,837           477,689            24,837

Cash and cash equivalents
      Beginning of period                                                 --                --                --
                                                                 -----------       -----------       -----------

      End of period                                              $    24,837       $   477,689       $    24,837
                                                                 ===========       ===========       ===========

Supplemental Cash Flow Information
  Cash Paid for Income Taxes                                     $        --       $        --       $        --
                                                                 ===========       ===========       ===========
  Cash Paid for Interest                                         $        --       $        --       $   179,212
                                                                 ===========       ===========       ===========

See the accompanying notes to the financial statements.

                               MILLENIA HOPE INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2006
                                   (UNAUDITED)

Note 1. BASIS OF PRESENTATION

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

These financial statements should be read in conjunction with the audited financial statements and footnotes thereto of Millenia Hope Inc. as of November 30, 2005 and the periods then ended on Form 10KSB as filed with the Securities and Exchange Commission.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

The consolidated financial statements included herein have been prepared by Millenia Hope, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of May 31, 2006, and its results of operations and its cash flows for the three and six month periods ended May 31, 2006 and 2005. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

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

Note 3. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a respective net loss of $ 2,063,785 and 3,136,177 for the three months and six months ended May 31, 2006 as well as reporting net losses of $21,689,924 from inception (December 24, 1997). As reported on the statement of cash flows, the Company had deficient cash flows from operating activities of $1,376,229 for the six months ended May 31, 2006 and has reported deficient cash flows from operating activities of $5,293,717 from inception (December 24, 1997).

To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $2,343,162 and short-term debt $1,368,043 which is principally related party debt.

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

Note 4. STOCKHOLDERS' (Deficit)

During the period ended February 28, 2006, the Company issued 10,670,300 shares of common stock, pursuant to Regulation S, in settlement of marketing services, consulting services, development costs, and administration salaries valued at $807,821. During the period ended February 28, 2006, the Company issued 1,320,000 shares of common stock, pursuant to Regulation S, for $116,160 cash received. During the period ended May 31, 2006 the company issued 300,000 shares of common stock pursuant to Regulation S for $26,000 cash received and issued 7,170 shares of common stock for consulting services valued at $717.

Note 5. PROPERTY AND EQUIPMENT

On February 14, 2006 Millenia Hope Inc.'s Canadian subsidiary, Millenia Hope Pharmaceuticals (which will now use the commercial name - Millenia Hope Biopharma or MH-B), purchased intellectual property and research equipment from Avance Pharma, a non-related party, for $526,270 which includes equipment of $526,270 and accumulated depreciation of $26,313.

Note 6 SECURED CONVERTIBLE NOTES

On March 8, 2006, we entered into a Securities Purchase Agreement, approved by our Board of Directors on March 27, 2006, for a total subscription amount of $2,000,000 that included Stock Purchase Warrants and Callable Secured Convertible Notes with AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC. The initial funding of $700,000 was completed on March 8, 2006 and approved by our Board of Directors on March 27, 2006 with the following parties and evidenced by callable secured convertible notes: AJW Partners, LLC invested $77,000; AJW Offshore, Ltd. invested $427,000; AJW Qualified Partners, LLC invested $189,000 and New Millenium Capital Partners II, LLC invested $7,000. The parties received the following amount of Series A and Series B warrants each: AJW Partners, LLC - 330,000 warrants; AJW Offshore, Ltd. - 1,830,000 warrants; AJW Qualified Partners, LLC - 810,000 warrants; and New Millenium Capital Partners II, LLC -30,000 warrants. The callable secured convertible notes are convertible into shares of our common stock based upon an average of the lowest three intra-day trading prices of our common stock during the 20 days immediately prior to the conversion date multiplied by a discount of 40%. The exercise price of the warrants is $.10 per share for the Series A warrants and $.25 per share for the Series B warrants. When we file the original Form SB-2, we will receive an additional $600,000 (evidenced by a Callable Secured Convertible Note) and issue an aggregate of 900,000 Series A warrants and 900,000 Series B warrants. There is a final funding commitment of $700,000 (evidenced by a Callable Secured Convertible Note) and an issuance of 1,050,000 Series A warrants and 1,050,000 Series B warrants when our registration statement becomes effective.

Note 7. WARRANTS

Based on our recent financing, we have issued 1,050,000 Series A warrants and 1,050,000 series B warrants to date. In accordance with the financing set forth above, if the maximum financing amount is received, we will issue an additional 1,950,000 Series A warrants and 1,950,000 Series B warrants. Each Warrant entitles to holder to one share of our common stock at an exercise price is $.10 for the Series A warrants and $.25 for the Series B warrants and is exercisable for seven years from the date of issuance.

The Company filed an SB-2 Registration Statement with the SEC on April 10, 2006. The Company received $600,000 pursuant to the SB-2 being filed with the SEC in April, 2006 and $700,000 was received in June 2006, pursuant to the SB-2 being declared effective by the SEC on June 9, 2006.

Between June 1, 2006 and July 5, 2006 the Company issued 1,500,000 common shares, free trading as per its, SB-2 Registration Statement, for principal payment, against the aforesaid $2,000,000 of financing debt, in the amount of $46,895.

On May 2, 2006 the Company authorized the preparation of an SB-2 Registration Statement for its subsidiary, Millenia Hope Pharmaceuticals Inc., pursuant to its becoming a public Reporting Company and then being listed on the public markets for trading.

Note 8. SUBSEQUENT EVENTS

On June 2, 2006, the Company agreed to transfer 7,592,000 common shares of its then wholly owned subsidiary Millenia Hope Pharmaceuticals, this being 19% of its currently issued shares, to 2632-3345 Quebec Inc. in exchange for $225,560, the full balance of the loan payable, from an initial loan of $306,560 borrowed in February 2006.

On June 5, 2006 the Capital authorized the payment of a dividend, to all shareholders of record of July 3, 2006, consisting of 6% of the issued shares of its subsidiary Millenia Hope Pharmaceuticals Inc.

On June 26, 2006 the Company held its annual shareholders meeting in Delaware. By an affirmative vote of 52.3% of all the common shares issued and outstanding, as of the record date of June 16, 2006, the shareholders authorized the Company to amend the Certificate of Incorporation to increase the authorized capital from 180 million common shares to 280 million common shares.

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

Plan of Operation.

The following discussion should be read in conjunction with the financial statements and related notes, which are included elsewhere in this prospectus. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions and our ability to market our product.

The business objectives of Millenia are twofold. First, is to bring to market our drugs used to combat infectious diseases, initially via 2 major programs, Malaria and HIV/AID. Our mission is to alleviate human suffering in individuals afflicted with these diseases. We are determined to market affordable treatments to individuals infected with Malaria and HIV/AIDS to help increase their survival rate and offer them a better quality of life.

Millenia has endeavoured diligently to position MALAREX/MMH(TM)18 as an accepted control agent for the treatment and prevention of malaria, a $10 billion market, throughout the world. We believe that MALAREX/MMH(TM)18 is a highly effective anti-malarial drug, and will be made available at prices that are competitive for a new anti-malarial agent with no parasitic resistance. The availability and pricing of MALAREX/MMH(TM)18, and its lack of harmful side effects , will ensure its use in the fight against malaria. To this end, the company is involved in ongoing clinical trials of MALAREX/MMH(TM)18, to be monitored by regional offices of the World Health Organization (WHO) designed to get MALAREX/MMH(TM)18 global recognition as an anti-malarial treatment. This will allow organizations, such as the Global Fund and other international Non-Governmental Agencies (NGO), to fund the purchase of our products on behalf of different countries.

Miilenia is also pursuing its patent application (pending) to identify potent inhibitors of a specific HIV enzyme, RNase H. There is a substantial amount of information in the literature to indicate that inhibition of this enzyme or certain mutations in the domain of this enzyme leads to the inhibition of HIV replication. These observations are of the paramount importance to support our drug development program for this enzyme target, that will lead to a successful outcome. Successful development of a drug that targets HIV RNase H will play an important role in the treatment of HIV/AIDS patients who have become resistant to current therapy. The revenue of a first in class, orally bio-available drug that targets HIV RNase H is estimated at US $350-$500 million, per year. The current market for HIV drugs is about US$ 6 billion estimated to reach US$ 10 billion by 2010. Professor Michael A. Parniak (University of Pittsburgh School of Medicine) presented some of our results at the 12th conference on Retroviruses and Opportunistic Infections in Boston, Massachusetts (February
2005).

The Millenia " Hope Village" project, an original concept of Millenia Hope in lock step with the objectives of thef UN's Millenium Development Goals, is showing steady progress with a June 2006 meeting, in Geneva, between Millenia's CEO, Leonard Stella, and the African co-ordinator of our project. Preliminary criteria and parameters are being defined by our African foundation partners and a further concretizing of the details timetable should happen between Q3-Q4 of 2006. As stated on the U.N. Millenia Project's website, "The underlying principal for each Millenia Village is that community empowerment, participation and leadership are key to designing and implementing the solutions."

Each pre-selected African Village will implement as Home Based Treatment (HBT) anti-malaria program, since 80% of all deaths occur at home. HBT specifically targets women and children, as they are the segment of the population at the greatest risk. The programs will include: education effective anti-malaria treatments for the entire village consisting of Malarex/MMH tm18, attention to the environmental factors inherent in the spread of malaria i.e. stagnant water etc. and the promotion of co-operation between private individuals and public sector institutions in this initiative.

Taking the aforementioned into account, as of June 30, 2006, Millenia Hope had received 18 sales authorizations from West African nations, Congo (Brazzaville) and Guinea (Conakry), Togo, Burundi, Central African Republic, Benin, Gabon, Chad, Niger, Mali, Senegal, Democratic Republic of Congo, Guinea (Equatorial), Cameroon, Ghana, Sierra Leone, Mauritania and Burkina Faso, and one from the Caribbean nation of the Dominican Republic. These authorizations mean that we have the right currently, without doing any further testing or receiving any further approval, to sell MALAREX/MMH(TM)18 to any individual, group, company or NGO or Governmental Agency in those countries. We are also awaiting sales authorizations from several other African nations. In fact, as of September 2005 Millenia had 2 MALAREX/MMH(TM)18 sales, one in Guinea Conakry and one in Mali. We are actively working with other groups and individuals to conclude further sales of MALAREX/MMH(TM)18. The only cost to concluding future sales is the normal day to day operating costs of our business. Based on management's best estimates, Millenia hopes to sell in excess of 200,000 treatments of MALAREX/MMH(TM)18, in at least 2 major markets (or $1.5 - 2 million US), during fiscal 2006.

We are planning an intensive marketing effort in Africa, led by our CEO, Leonard Stella, in Summer - Fall 2006. Helping us coordinate our effort in this area, as well as in other strategic areas, is the prestigious Montreal Law Firm, Henan and Blakie, together with one of its senior partners, the Rt. Honorable Jean Chretien. Mr. Chretien was the Prime Minister of Canada for almost two decades and is a great advocate for the people of Africa. Henan & Blakie and Mr. Chretien have committed themselves to fight debilitating infectious diseases in Africa, with an initial focus on malaria. Henan Blakie's knowledge of the international markets will give Millenia a great lead to future sales and opportunities. Mr. Chretien and Mr. Jacques Bouchard Jr., spearheading Heenan & Blaikie's efforts in this regard, have been instrumental in forging this unique humanitarian alliance between Henan & Blakie, Mr. Chretien and Millenia Hope Inc., to fight malaria in Africa.

In the face of anti-malarial drug resistance in the case of quinine-based treatments and neuro-toxicity for artimisin products, the need for effective treatments will continue to intensify. Millenia has commenced building a network of local distributors and expects that the demand for MALAREX/MMH(TM)18 should progressively increase over time. Millenia has chosen to remain conservative and has established a goal of capturing 1 1/2% - 2% ($150 - $200 million) of the marketplace by 2010. According to the company's estimates, attaining this sales level will ensure the viability and solid profitability of the Company for its shareholders. No assurance can be given that the Company will meet its sales goals.

Millenia continues to have regular commercial access to Voacmine processed by producers in Southern Brazil and does not foresee any supply shortages in the near future. Millenia utilizes the services of Ropack, an FDA approved, HACCP, cGMP and ISO 9002 certified corporation, to perform quality control and encapsulating of MALAREX/MMH(TM)18, conforming to the lightest level of U.S. and Canadian manufacturing standards.

In May 2006 Millenia co-sponsored the business evening entitled "Africa, Open for Business" as well as the "Coupe de la Prix" cycling race. Both events helped raise the public of the Company, as well as garnering much sought after corperate contacts. Also, the former event gave us further exposure for Malarex/MMH18 with the African and Canadian businessmen present at the evening.

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

In furtherance of and in concert with Millenia's R&D efforts in the area of infectious diseases, we have signed a partnering protocol with a leading Quebec Research Institute, the Institute Armand-Frappier - INRS. This institute, a member of the international network of Pasteur Institutes organization, will collaborate with Millenia in the discovery and development of new anti-infectious therapeutic products, specifically anti- bacterials.

Millenia has incorporated a wholly owned Canadian subsidiary, Millenia Hope Pharmaceuticals Ltd. Millenia Pharmaceuticals will handle all marketing, distributing and sales of MALAREX/MMH(TM)18.

On February 14, 2006 Millenia Hope Pharmaceuticals (which will now use the commercial name - Millenia Hope Biopharma or MH-B), purchased intellectual property and research equipment from Avance Pharma, an unrelated company, for $526,000.

MH-B has made great strides in its metamorphosis from pure plant-based drug research and discovery. Commencing with the end of Q1 and continuing in Q2 of 2006, MH-B has signed plant-based product agreements, and received the initial payments, with the world's largest cosmetics and health beauty products giant, France based L'Oreal. A similar agreement was signed with the Pierre Fabre Group, a company with $1.8 billion in revenue, from pharmaceuticals and cosmeceuticals

These contracts have up - front payments, fees for services rendered and add-on payments for reaching pre-agreed upon milestones. Furthermore, these agreements, we anticipate, are just the inaugural step in long-term collaborative relations with these French multi-nationals.

We are currently in midst of negotiating a Product additive Agreement with one of the world's largest consumer health and well being corporations. Millennia Biopharma's expertise in natural plant-based products is being sought, by the aforesaid consumer giant, to improve ingredients in one of its leading products.

Taking the above report on our commercial activities into account, we continue with our R&D and drug discovery efforts, in order to avail ourselves of new and unique molecules and fractions to offer to our client base. As well, Millenia Biopharma is investigating the ramifications and potentialities of building its own research and production laboratory or locating to a larger premises at a better lease rate, within the next 12 months.

On February 22, 2006, the Board named Dr. Bahige Baroudy its new President and Chief Scientific Officer replacing Dr. Margeret Bywater. Also, the resignations of Ms. Carole Robert, Vice President of Government Affairs and Sales Development and Mr. Thomas Bourne, Corporate Secretary, for personal reasons were accepted by the Board on February 22, 2006. The work of the aforesaid 2 officers has been allocated to other officers and the Board has not named any replacements for either Officer. At the same February 22, 2006 Borad meeting Dr. Meir Sacks was dismissed from his post as Chief of Pharmacology and was replaced by Dr. Baroudy, Millenia's new President and Chief Scientific Officer. All of the aforesaid was as per our 8-K filing.

On March 27, 2006 the Board of Directors of Millenia Hope approved a financing agreement for $2,000,000 with private investors. Under the terms of the agreement we have received the full $2,000,000 as of June 2006, the first $700,000 in March 2006 and the remaining $1,300,000 as set out below. For this financing, the Investors received secured convertible notes totaling $2,000,000 with a 6% interest rate and a maturity date of March 2009. Interest is payable quarterly, on the average outstanding amount to that point, in cash or via the issuance of Millenia Hope common shares, at the discretion of the borrower (Millenia Hope) and only in the case of a payment default at the discretion of the lender. The notes are convertible, at the discretion of the borrower (Millenia Hope) and only in the case of a loan provision default at the discretion of the lenders, into shares of our common stock at the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading day period ending on trading day prior to the date a conversion notice is sent to us. The notes are secured by all of our assets.

We also issued to private investors seven (7) year warrants to purchase 3,000,000 shares of our common stock which are exercisable at an exercise price or $0.10 and another 3,000,000 shares of our common stock which are exercisable at an exercise price of $0.25.

We filed an SB-2 Registration Statement with the SEC on April 10, 2006 which was declared effective on June 9, 2006. We received $600,000 pursuant to the SB-2 being filed with the SEC in April 2006 and the final sum of $700,000,in June2006, once the SB-2 was declared effective by the SEC.

On May 2, 2006 the Company authorized the preparation of an SB-2 Registration Statement for its subsidiary, Millenia Hope Pharmaceuticals Inc., pursuant to its becoming a public reporting company and then being listed on the public markets for trading.

On June 2, 2006, the Company agreed to transfer 7,592,000 common shares of its then wholly owned subsidiary Millenia Hope Pharmaceuticals, this being 19% of its currently issued shares, to 2632-3345 Quebec Inc. in exchange for $225,560, the full balance of the loan payable, from an initial loan of $306,560 borrowed in February 2006.

On June 5, 2006 the Capital authorized the payment of a dividend, to all shareholders of record of July 3, 2006, consisting of 6% of the issued shares of its subsidiary Millenia Hope Pharmaceuticals Inc.

On June 26, 2006 the Company held its annual shareholders meeting in Delaware. By an affirmative vote of 52.3% of all the common shares issued and outstanding, as of the record date of June 16, 2006, the shareholders authorized the Company to amend the Certificate of Incorporation to increase the authorized capital from 180 million common shares to 280 million common shares.

Also, the incumbant slate of directors were re-elected, by a plurality of votes cast. Re-elected as directors were Leonard Stella, Yehuda Kops, Hugo Valente, Jacky Quan and Joseph Daniele.

Three months ended May 31, 2006 compared to May 31, 2005.

In 2006 our subsidiary MH-B had revenue of $150,325, an initial payment for work for a multi-national cosmetic pharmaceutical firm. We had no income in 2005.

In 2005 we had $3,277,263 of operating expenses vs. $2,199,823 in 2006, broken down as follows:

Comparative figures 3 months ended May 31, 2006 and 2005

2005
                                      Stock           Non-Stock
                                      Compensation    Expense         Total
                                      ------------    -------         -----
Admin salaries                        $1,322,500      $   59,517      $1,382,017
Consulting                            $  319,525      $   84,195      $  403,720
Development                           $  969,758      $    8,105      $  977,863
Marketing                             $  359,535      $   27,542      $  387,077
Other S, G and A                      $   69,000      $   57,586      $  126,586
                                      ----------      ----------      ----------
                                      $3,040,318      $  236,945      $3,277,263
                                      ==========      ==========      ==========

2006

Biotech Wages                                 --      $  143,925      $  143,925
Admin salaries                                --      $  156,581      $  156,581
Consulting                            $  223,710      $  313,590      $  537,300
Development                           $  512,301      $  325,855      $  838,156
Marketing                             $    3,000      $   42,288      $   45,288
Other S, G and A                      $      717      $  477,956      $  478,673
                                      ----------      ----------      ----------
                                      $  739,728      $1,460,195      $2,199,923
                                      ==========      ==========      ==========

In 2006 we paid salaries to our scientists in our subsidiary of $143,925 and had no expenses in 2005 (subsidiary inactive).

In 2005, we paid our principal officers $1,382,017 in salaries and had salaries of $156,581 in 2006.

Higher salaries were paid in 2005 reflecting board of directors' authorization of $600,000 of stock compensation to officers in recognition of past performance.

We had consulting fees of $403,720 in 2005 and $537,300 in 2006. The higher expense in 2006 was a result of stock compensation paid to a business consultant for their role in our acquiring the intellectual property and research equipment for our subsidiary company.

We had marketing expenses of $387,077 in year 2005 and $45,288 in 2006. Our decreased expenses are due to a greater effort on promoting MMH MALAREX(TM)/ MMH 18(TM), preparatory to receiving our first large commercial sales order in 2005. This entailed enlisting entities that had entree into governmental departments and already established distribution networks. In the second quarter of 2006 we concentrated our effort on the activities of our subsidiary in its efforts to commercialize its library of purified fractions.

We incurred development costs of $977,863 during the 2005 period as compared to $838,156 for 2006. 2005 represented costs for several MALAREX/MMH 18(TM) trials, in the Republic of Central Africa (RCA), and preliminary costs for planned tests. 2006 represented the expensing of deferred stock compensation in the amount of $370,000 from 2005 work and $468,000 for newly started projects in HIV/AIDS and our Hope Village project, and other development costs in improving the formulation of MALAREX/MMH 18(TM) and our subsidiary's on going R&D.

General and administrative expenses were $126,586 for 2005. This represented an increase of $351,370 from $478,673 in 2006. This was attributable to the fact that in 2005 we had office expenses that were $54,000 higher then in 2006. However in 2006 we incurred an additional $68,000 in regulatory expenses, due to our SB-2 and other filings. Our rent and that of our subsidiary was $173,000 higher than in 2005, due to our much larger research and discovery premises. Our auto expense was $40,000 higher as we now have adequate funding to cover our administration's costs of their cars. Other day-to-day expenses were also greater in 2006 due to our increased number of employees.

As a result of the foregoing we incurred an operating loss of $3,277,263 for the quarter ended May 31, 2005, compared to a loss of $2,049,598 for the quarter ended May 31, 2006.

Six months ended May 31, 2006 compared to May 31, 2005.

In 2006 our subsidiary MH-B had revenue of $231,785, an initial payment for work for a multi-national cosmetic company and a pharmaceutical firm. We had no income in 2005.

In 2005 we had $5,227,067 of operating expenses vs. $3,367,275 in 2006, broken down as follows:

Comparative figures 6 months ended May 31, 2006 and 2005

2005
                                Stock              Non-Stock
                                Compensation       Expense            Total
                                ------------       -------            -----
Admin salaries                  $1,322,500         $   96,112         $1,418,612
Consulting                      $  425,174         $  107,377         $  532,551
Development                     $1,036,424         $   12,209         $1,048,633
Marketing                       $  962,974         $   32,914         $  995,888
Patent Rights                   $  850,000         $  125,000         $  975,000
Other S, G and A                $   74,500         $  181,883         $  256,383
                                $4,671,572         $  555,495         $5,277,067

2006

Biotech Wages                           --         $  165,902         $  165,902
Admin salaries                  $   96,000         $  164,461         $  260,461
Consulting                      $  455,780         $  317,530         $  773,310
Development                     $1,092,482         $  352,069         $1,444,551
Marketing                       $  146,282         $   42,288         $  188,570
Other S, G and A                $      717         $  533,864         $  534,581
                                $1,791,261         $1,576,114         $3,367,375

In 2006 we paid salaries to our scientists in our subsidiary of $165,902 and had no expenses in 2005 (subsidiary inactive).

In 2005, we paid our principal officers $1,418,612 in salaries and had salaries of $260,461 in 2006.

Higher salaries were paid in 2005 reflecting the 2004 wages actually paid in 2005 and other catch-up wages paid.

We had consulting fees of $532,551 in 2005 and $773,310 in 2006. The higher expense in 2006 was a result of stock compensation paid to a business consultant for their role in our acquiring the intellectual property and research equipment for our subsidiary company.

We had marketing expenses of $995,888 in year 2005 and $188,570 in 2006. Our decreased expenses are due to a greater effort on promoting MMH MALAREX(TM)/ MMH 18(TM), preparatory to receiving our first large commercial sales order in 2005. This entailed enlisting entities that had entree into governmental departments and already established distribution networks. In 2006 we concentrated our effort on the activities of our subsidiary, Millenia Hope Biopharma, to commercialize its library of purified fractions.

We incurred development costs of $1,048,633 during the 2005 period as compared to $1,444,551 for 2006. 2005 represented costs for several MALAREX/MMH 18(TM) trials, in the Republic of Central Africa (RCA), and preliminary costs for planned tests. 2006 represented the expensing of deferred stock compensation in the amount of $760,000 from 2005 work and $689,000 for newly started projects in HIV/AIDS and our Hope Village project, and other misc. development costs in improving the formulation of MALAREX/MMH 18(TM) and our subsidiary's on going R+D.

General and administrative expenses were $256,383 for 2005. This represented an increase of $278,098 from $534,481 in 2006. This was attributable to the fact that in 2005 we had office expenses that were $58,000 higher then in 2006. However in 2006 we incurred an additional $68,000 in regulatory expenses, due to our SB-2 and other filings. Our rent and that of our subsidiary was $171,000 higher than in 2005, due to our much larger research and discovery premises. Our auto expense was $40,000 higher as we now have adequate funding to cover our administration's costs of their cars. Other day-to-day expenses were also greater in 2006 due to our increased number of employees.

In 2005 we purchased three patent rights for $125,000 in cash and five million shares of common stock valued at $450,000 and five million options valued at $400,000 (said purchase was invalidated and rescinded subsequently, on August
2005). No such transaction occurred in 2006. The entire amount, $975,000 was recorded as purchased R&D.

As a result of the foregoing we incurred an operating loss of $5,227,067 for the 2005 period to May 31, compared to a loss of $3,135,590 for 2006.

Liquidity and Capital Resources

At May 31, 2006 the Company had negative working capital of $401,117. Additional capital and/or borrowings will be necessary. Management anticipates generating revenue through the sales of Malarex/MMH(TM) 18 during this fiscal year. The officers and directors of the Company have indicated their commitment to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead. Management anticipates its consolidated net cash needs at $2,500,000 for the fiscal year ending November 30, 2006.

Item 3. CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

As of the close of the period covered by this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls) and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusion of the CEO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation. Based upon that evaluation, the Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company requires to be included in this Quarterly Report on form 10-QSB. There have been no changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Part II other information

Item 2: Sales of Unregistered securities

Date of           Title of                 Number             Consideration                  Exemption from
Sale              Security                  Sold                 Received                 Registration claimed
12/08/2005      common shares            5,740,000        $459,200                           Regulation S
                                                          in settlement of services

01/17/2006      common shares            4,230,300        $296,121                           Regulation S
                                                          in settlement of services

01/17/2006      common shares              520,000        $ 45,760                           Regulation S

01/30/2006      common shares              700,000        $ 52,500                           Regulation S
                                                          in settlement of services

01/30/2006      common shares              800,000        $ 70,400                           Regulation S

03/16/2006      common shares              300,000        $26,000                            Regulation S

03/16/2006      common shares                7,170        $717
                                                          in settlement services             Regulation S

((b)  Reports on Form 8-K

            Election of Directors, Appointment / Dismissal of Principal Officers Entry into Definitive Material Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Millenia Hope Inc.
                                                     (Registrant)

Dated July 3, 2006                            By: /s/ Leonard Stella