Form 10QSB
period 2006-08-31
MILLENIA HOPE INC
filed 2006-10-25
CIK 1060827

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At October 20, 2006 Issuer had 161,712,887 outstanding shares of Common Stock.

                                      INDEX

PART I: FINANCIAL INFORMATION

      Item 1. Financial Statements

           Consolidated Balance Sheet (Unaudited) at August 31, 2006.

           Consolidated Statement of Operations (Unaudited) for the three months and nine months ended August 31, 2006 and August 31, 2005 and from inception (December 24, 1997) to August 31, 2006.

           Consolidated Statements of Cash Flows (Unaudited) for the nine months ended August 31, 2006 and August 31, 2005 and from inception (December 24, 1997) to August 31, 2006.

           Notes to the Financial Statements (Unaudited)

      Item 2. Plan of Operations

      Item 3. Controls and procedures

PART II. Other Information

      Item 2. Sale of Unregistered Securities

      Item 6. Exhibits and Reports on Form

      SIGNATURES

                               Millenia Hope Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                 August 31, 2006
                                   (Unaudited)

                                     Assets

Current Assets
   Cash                                                            $    120,035
   Deposits + prepaid expenses                                           86,708
   Inventories                                                           63,645
   Loans Receivable                                                      28,351
   Consumption taxes receivable                                          19,577
                                                                   ------------
Total Current Assets                                                    318,316
                                                                   ------------

Property and equipment, net                                             473,644
                                                                   ------------

                                                                   $    791,960
                                                                   ============

                       Liabilities & Stockholders' Deficit
Current Liabilities
  Accounts Payable and Accrued Liabilities                         $    198,492
  Loans payable                                                         577,657
                                                                   ------------
              Total Current Liabilities                                 776,149
                                                                   ------------

Convertible Note Payable                                              1,876,383

Minority Interest                                                       101,536

Stockholders' Deficit
  Common Stock, $.0001 par value; 280,000,000 shares authorized,         14,731
    147,312,887 issued and outstanding
  Paid in Capital                                                    21,934,159
  Treasury Shares, at cost                                                  100
  Deferred Stock Compensation                                          (549,405)
  (Deficit) Accumulated During the Development Stage                (23,361,693)
                                                                   ------------
                                                                     (1,962,108)
                                                                   ------------

                                                                   $    791,960
                                                                   ============

See the accompanying notes to the financial statements.

                               Millenia Hope Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
            Three and nine months August 31, 2006 and August 31, 2005
        the Period From Inception (December 24, 1997) to August 31, 2006
                                   (Unaudited)

                                                      Three months     Three months    Nine months      Nine months
                                                          ended           ended           ended            ended       Inception to
                                                       August 31,       August 31,      August 31,       August 31,     August 31,
                                                          2006             2005            2006             2005           2006
                                                     -------------    -------------   -------------    -------------   ------------
Revenues                                             $     207,049    $     175,000   $     438,834    $     175,000   $  1,773,022

Cost of Sales                                                   --          122,868              --          122,868   $    789,540
                                                     -------------    -------------   -------------    -------------   ------------

Gross Profit                                               207,049           52,132         438,834           52,132        983,482
                                                     -------------    -------------   -------------    -------------   ------------

Operating Expenses
Biotech Wages                                              130,050               --         295,952               --        295,952
  Administrative Salaries                                  137,770          232,763         398,231        1,651,375      3,539,988
  Marketing                                                232,608          485,151         421,178        1,459,368      5,472,381
  Research & Development                                   658,045          553,172       2,102,596        1,621,564      5,119,458
  Purchased R&D                                                 --         (975,000)             --               --             --
  Patent rights                                                 --               --              --               --      1,005,827
  Selling, general and administrative                      815,786          472,679       2,123,677        1,253,525      6,263,838
                                                     -------------    -------------   -------------    -------------   ------------
                                                         1,974,259          768,765       5,341,634        5,995,832     21,697,444
                                                     -------------    -------------   -------------    -------------   ------------

Operating (Loss)                                        (1,767,210)        (716,633)     (4,902,800)      (5,943,700)   (20,713,962)
                                                     -------------    -------------   -------------    -------------   ------------

Other income (expense)
  Gain on disposition of subsidiary                             --               --              --               --        737,262
  Interest Income                                               --           13,500          13,500           33,725        144,823
  Interest expense                                         (28,280)              --         (42,467)              --       (221,679)
  Write-off of leasehold improvements                           --               --              --               --         (2,663)
  Write-off of notes receivable, related parties                --               --              --               --       (629,739)
  Write-off of other assets                                     --               --              --               --     (2,799,999)
                                                     -------------    -------------   -------------    -------------   ------------
                                                           (28,280)          13,500         (28,967)          33,725     (2,771,995)
                                                     -------------    -------------   -------------    -------------   ------------

Net (Loss) before Minority interest& dividends          (1,795,490)        (703,133)     (4,931,767)      (5,909,975)   (23,485,957)

Minority Interest                                          124,264               --         124,264               --        124,264
                                                     -------------    -------------   -------------    -------------   ------------
Net (Loss)                                            $(1 671 226)       $(703 133)   $  (4,807,503)   $  (5,909,975)  $(23,361,693)
                                                     =============    =============   =============    =============   ============

Per share information - basic and diluted:
Weighted Average Number of Common
  Shares Outstanding                                   141,440,887      121,490,902     137,248,630      100,861,327
                                                     =============    =============   =============    =============

(Loss) Per Common Share                              $       (0.01)   $       (0.01)  $       (0.03)   $      (0.06)
                                                     =============    =============   =============    =============

See the accompanying notes to the financial statements.

                               Millenia Hope Inc.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                 Nine months August 31, 2006 and August 31, 2005
        the Period From Inception (December 24, 1997) to August 31, 2006
                                   (Unaudited)

                                                                        Nine months        Nine months
                                                                           ended               ended         Inception to
                                                                         August 31,         August 31,        August 31,
                                                                            2006               2005              2006
                                                                       -------------      -------------     -------------
  Operating Activities

Cash (used in) operating activities                                    $  (2,142,021)     $  (1,094,005)    $  (6,034,672)
                                                                       -------------      -------------     -------------

Financing Activities

Advance from shareholder                                                     262,442                 --           262,442
Convertible note payable                                                   1,863,110                 --         1,863,110
     Bank Overdraft                                                           (3,408)            11,757                --
Related party payable, net                                                       215                248         1,367,676
     Issuance of capital stock for cash                                      326,130          1,062,000         2,527,132
Note payable                                                                 315,000                 --         1,315,000
     Contribution to paid in capital                                              --                 --         1,318,347
                                                                       -------------      -------------     -------------
                                                                           2,763,489          1,094,005         7,653,707
                                                                       -------------      -------------     -------------

Cash provided by financing activities

Investing activities

     Additions to fixed assets                                              (526,270)                --          (654,985)
     Deposits on future acquisition                                               --                 --        (1,000,000)
     Issue of stock for subsidiary cash balance                                   --                 --            40,628
     Repayment of subsidiary related party note receivable                        --                 --            34,233
     Collection of subsidiary share subscription receivable                       --                 --            83,331
     Note receivable                                                              --                 --            (2,207)
                                                                       -------------      -------------     -------------

Cash flows (used in) investing activities                              $    (526,270)                --     $  (1,499,000)
                                                                       -------------      -------------     -------------

Increase in cash                                                              95,198                 --           120,035

Cash and cash equivalents
      Beginning of period                                                     24,837                 --                --
                                                                       -------------      -------------     -------------

      End of period                                                    $     120,035      $          --     $     120,035
                                                                       =============      =============     =============

Supplemental Cash Flow Information

  Cash Paid for Income Taxes                                           $          --      $          --     $          --
                                                                       =============      =============     =============
  Cash Paid for Interest                                               $      28,280      $          --     $     207,492
                                                                       =============      =============     =============

See the accompanying notes to the financial statements.

                               MILLENIA HOPE INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2006
                                   (UNAUDITED)

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

Note 3. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a respective net loss of $ 1,671,226 and $4,807,503 for the three months and nine months ended August 31, 2006 as well as reporting net losses of $23,361,693 from inception (December 24, 1997). As reported on the statement of cash flows, the Company had deficient cash flows from operating activities of $2,142,021 for the nine months ended August 31, 2006 and has reported deficient cash flows from operating activities of $6,034,672 from inception (December 24, 1997). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $2,527,132 and term debt $3,545,786 which is partially related party debt.

Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long-term relationships with other major organizations distribute the product MALAREX/MMH(TM) 18 as well as generating revenue from its subsidiary Millenia Hope Biopharma. Management anticipates generating some revenue through the sales of MALAREX/MMH(TM) 18 during this fiscal year and revenue from its subsidiary corporation. The directors and officers of the company have committed to fund the operations of the organization during the next fiscal year until the company can generate sufficient cash flow from operations to meet current operating expenses and overhead.

Note 4. STOCKHOLDERS' (Deficit)

During the period ended February 28, 2006, the Company issued 10,670,300 shares of common stock, pursuant to Regulation S, in settlement of marketing services, consulting services, development costs, and administration salaries valued at $807,821. During the period ended February 28, 2006, the Company issued 1,320,000 shares of common stock, pursuant to Regulation S, for $116,160 cash received. During the period ended August 31, 2006 the company issued 300,000 shares of common stock pursuant to Regulation S for $26,000 cash received and issued 7,170 shares of common stock for consulting services valued at $717.During the period ended August 31, 2006 the Company issued 5,795,000 shares of common stock, pursuant to Regulation S, in settlement of consulting, marketing, development and administrative salaries, valued at $347,700 and 2,950,000 shares of common stock for $99,080 cash received.

Between June 1, 2006 and August 31, 2006 the Company issued 3,000,000 common shares, free trading as per its SB-2 Registration Statement, for principal payment of its convertible notes payable, in the amount of $84,890.

Note 5 Significant Events

On February 14, 2006 Millenia Hope Inc.'s Canadian subsidiary, Millenia Hope Pharmaceuticals (which will now use the commercial name - Millenia Hope Biopharma or MH-B), purchased intellectual property and research equipment from Avance Pharma, a non-related party, for $526,000.

On March 27, 2006 the Board of Directors of Millenia Hope approved a financing agreement for $2,000,000 with private investors. Under the terms of the agreement we have already received the full $2,000,000 as of June 2006, the first $700,000 in March 2006 and remaining $1,300,000 as set out below. For this financing, the Investors received secured convertible notes totaling $2,000,000 with a 6% interest rate and a maturity date of March 2009. Interest is payable quarterly, on the average outstanding amount to that point, in cash or via the issuance of Millenia Hope common shares, at the discretion of the borrower (Millenia Hope) and only in the case of a payment default at the discretion of the lender. The notes are convertible, at the discretion of the borrower (Millenia Hope) and only in the case of a loan provision default at the discretion of the lenders, into shares of our common stock at the average of the lowest three (3) trading prices for our shares of common stock during the twenty
(20) trading day period ending on trading day prior to the date a conversion notice is sent to us. The notes are secured by all of our assets.

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

On June 2, 2006, the Company transferred 7,592,000 common shares of its then wholly owned subsidiary Millenia Hope Pharmaceuticals, this being 19% of its currently issued shares, to 2632-3345 Quebec Inc. in exchange for $225,560, the full balance of the loan payable, from an initial loan of $306,560 borrowed in February 2006.

On June 5, 2006 the Capital authorized the payment of a dividend, to all shareholders of record of July 3, 2006, consisting of 6% of the issued shares of its subsidiary Millenia Hope Pharmaceuticals Inc., a total of 2,400,000 shares valued at its par value, $0.0001 per share, or $240.

On June 26, 2006 the Company held its annual shareholders meeting in Delaware. By an affirmative vote of 52.3% of all the common shares issued and outstanding, as of the record date of June 16, 2006, the shareholders authorized the Company to amend the Certificate of incorporation to increase the authorized capital from 180 million common shares to 280 million common shares.

Note 6 SUBSEQUENT EVENTS

Between September 1, 2006 and October 1, 2006 the Company issued 2,500,000 common shares, as per its SB-2 Registration Statement, for principal payment of its Convertible Notes Payable in the amount of $ 40, 685 and issued 50,000 common shares for $1,000 cash received. On September 5, 2006 the Company issued 11,850,000 shares of common stock, pursuant Regulation S, in settlement of consulting and marketing services valued at $414, 750.

On September 8, 2006, the Company transferred 12,800,000 common shares that it owned in Millenia Hope Pharmaceuticals, valued at $ 400,000, to a Canadian Corporation, as payment in full for the rights and interests in 3 patent applications it had for the methods and compositions for the treatment of conditions involving weight loss, anorexia and obesity.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINACIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

Some of the statements under "Plan of Operations," "Business" and elsewhere in this registration statement are forward-looking statements that involve risks and uncertainties. These forward-looking statements include statements about our plans, objectives, expectations, intentions and assumptions and other statements contained herein that are not statements of historical fact. You can identify these statements by words such as "August," "will," "should," "estimates," "plans," "expects," "believes," "intends" and similar expressions. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results and the timing of certain events August differ significantly from the results discussed in the forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements.

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

Millenia has endeavoured diligently to position MALAREX/MMH(TM) 18 as an accepted control agent for the treatment and prevention of malaria, a $10 billion market, throughout the world. We believe that MALAREX/MMH(TM) 18 is a highly effective anti-malarial drug, and will be made available at prices that are competitive for a new anti-malarial agent with no parasitic resistance. The availability and pricing of MALAREX/MMH(TM) 18, and its lack of harmful side effects , will ensure its use in the fight against malaria. To this end, the company is involved in ongoing clinical trials of MALAREX/MMH(TM) 18, to be monitored by regional offices of the World Health Organization (WHO) designed to get MALAREX/MMH(TM)18 global recognition as an anti-malarial treatment. This will allow organizations, such as the Global Fund and other international Non-Governmental Agencies (NGO), to fund the purchase of our products on behalf of different countries.

Millenia is also pursuing its patent application (pending) to identify potent inhibitors of a specific HIV enzyme, RNase H. There is a substantial amount of information in the literature to indicate that inhibition of this enzyme or certain mutations in the domain of this enzyme leads to the inhibition of HIV replication. These observations are of the paramount importance to support our drug development program for this enzyme target, that will lead to a successful outcome. Successful development of a drug that targets HIV RNase H will play an important role in the treatment of HIV/AIDS patients who have become resistant to current therapy. The revenue of a first in class, orally bio-available drug that targets HIV RNase H is estimated at US $350-$500 million, per year. The current market for HIV drugs is about US$ 6 billion estimated to reach US$ 10 billion by 2010. Professor Michael A. Parniak (University of Pittsburgh School of Medicine) presented some of our results at the 12th conference on Retroviruses and Opportunistic Infections in Boston, Massachusetts (February
2005).

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

Each pre-selected African Village will implement as Home Based Treatment (HBT) anti-malaria program, since 80% of all deaths occur at home. HBT specifically targets women and children, as they are the segment of the population at the greatest risk. The programs will include: education effective anti-malaria treatments for the entire village consisting of MALAREX/MMH(TM) 18, attention to the environmental factors inherent in the spread of malaria i.e. stagnant water etc. and the promotion of co-operation between private individuals and public sector institutions in this initiative.

Taking the aforementioned into account, as of June 30, 2006, Millenia Hope had received 18 sales authorizations from West African nations, Congo (Brazzaville) and Guinea (Conakry), Togo, Burundi, Central African Republic, Benin, Gabon, Chad, Niger, Mali, Senegal, Democratic Republic of Congo, Guinea (Equatorial), Cameroon, Ghana, Sierra Leone, Mauritania and Burkina Faso, and one from the Caribbean nation of the Dominican Republic. These authorizations mean that we have the right currently, without doing any further testing or receiving any further approval, to sell MALAREX/MMH(TM) 18 to any individual, group, company or NGO or Governmental Agency in those countries. We are also awaiting sales authorizations from several other African nations. In fact, as of September 2005 Millenia had 2 MALAREX/MMH(TM)18 sales, one in Guinea Conakry and one in Mali. We are actively working with other groups and individuals to conclude further sales of MALAREX/MMH(TM)18. The only cost to concluding future sales is the normal day to day operating costs of our business. Based on management's best estimates, Millenia hopes to sell in excess of 200,000 treatments of MALAREX/MMH(TM)18, in at least 2 major markets (or $1.5 - 2 million US), during fiscal 2006. We are planning an intensive marketing effort in Africa led by our CEO, in Summer - Fall 2006. Helping us coordinate our effort in this area, as well as in other strategic areas, is the firm of Henan, Blakie. Henan Blakie's knowledge of the international markets will give Millenia a great lead to future sales and opportunities.

In the face of anti-malarial drug resistance in the case of quinine-based treatments and neuro-toxicity for artimisin products, the need for effective treatments will continue to intensify. Millenia has commenced building a network of local distributors and expects that the demand for MALAREX/MMH(TM) 18 should progressively increase over time. Millenia has chosen to remain conservative and has established a goal of capturing 1 1/2% - 2% ($150 - $200 million) of the marketplace by 2010. According to the company's estimates, attaining this sales level will ensure the viability and solid profitability of the Company for its shareholders. No assurance can be given that the Company will meet its sales goals.

Millenia continues to have regular commercial access to Voacmine processed by producers in Southern Brazil and does not foresee any supply shortages in the near future. Millenia utilizes the services of Ropack, an FDA approved, HACCP, cGMP and ISO 9002 certified corporation, to perform quality control and encapsulating of MALAREX/MMH(TM) 18, conforming to the lightest level of U.S. and Canadian manufacturing standards.

In August 2006 Millenia co-sponsored the business evening entitled "Africa, Open for Business" as well as the "Coupe de la Prix" cycling race. Both events helped raise the public of the Company, as well as garnering much sought after corperate contacts. Also, the former event gave us further exposure for MALAREX/MMH(TM) 18 with the African and Canadian businessmen present at the evening.

Secondly, Millenia is committed to ongoing research and development, to expand the efficacy of MALAREX/MMH(TM) 18 and its derivatives and other acquired or to be acquired products, in fighting infectious diseases. Based on discoveries in the development program, the Company has submitted a global patent covering a profile of the active ingredients and the additional clinical properties of the product, namely anti-parasite, anti-viral and antibacterial activities. A second US patent application was filed in 2005 covering the treatment and prevention of multi-drug resistant strains of malaria utilizing Millenia Hope's products. As the company has not yet made any significant sales of its product, it is difficult for management to evaluate the growth curve of product sales. However, given the market size and the recognized need, by the world's premier anti-malaria organizations (WHO, etc.) for new, viable and effective drugs, the Company believes that it will not have a problem generating sales, thereby creating positive cash flow, once it has attained its first large volume sales of the product.

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

Millenia's Canadian arm, Millenia Hope Pharmaceuticals Ltd. will handle all marketing, distributing and sales of MALAREX/MMH(TM) 18. On February 14, 2006 Millenia Hope Pharmaceuticals (which will now use the commercial name - Millenia Hope Biopharma or MH-B), purchased intellectual property and research equipment from Avance Pharma, an unrelated company, for $526,000.

MH-B is one of the world's leading bio-research firms in Phytomic Technology, the commercialization of plant cell cultures. MH-B has spent over $25 million US in creating its unique technology, including the world's largest collection of highly purified phyto-chemical fractions to be utilized in the pharmaceutical, cosmetic and nutraceutical industry and is commencing the initial commercialization of several projects, with leading multi-national corporations, in the cosmetic, pharmaceutical and nutraceutical industries.

MH-B has made great strides in its metamorphosis from pure plant-based drug research and discovery. Commencing with the end of Q1 and continuing in Q2 and Q3 of 2006, MH-B has signed plant-based product agreements, and received the initial payments, with the world's largest cosmetics and health beauty products giant, France based L'Oreal. A similar agreement was signed with the Pierre Fabre Group, a company with $1.8 billion in revenue, from pharmaceuticals and cosmeceuticals

These contracts have up - front payments, fees for services rendered and add-on payments for reaching pre-agreed upon milestones. Furthermore, these agreements, we anticipate, are just the inaugural step in long-term collaborative relations with these French multi-nationals.

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

On September 29, 2005 Millenia announced that it had forged a relationship with Dr. Hagai Ginsburg, a world-renowned malaria expert. Dr. Ginsburg joined Millenia as a scientific advisor and consultant, to assist in anti-malarial efforts. This relationship was mutually terminated by both parties as of August 31, 2006.

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

On September 8, 2006, the Company transferred 12,800,000 common shares that it owned in Millenia Hope Pharmaceuticals, valued at $400,000, to a Canadian Corporation, as payment in full for the rights and interests in 3 patent applications it had for the methods and compositions for the treatment of conditions involving weight loss, anorexia and obesity .

Three months ended August 31, 2006 compared to August 31, 2005.

In 2006 our subsidiary MH-B had revenue of $207,049, as payment for work for a multi-national cosmetic and a pharmaceutical firm. We had income in 2005 of $ 175,000 and their cost of sales of 122,868 from a MALAREX/MMH(TM) 18 sale.

In 2005 we had $768 765 of operating expenses vs. $1,974,259 in 2006, broken down as follows:

Comparative figures 3 months ended August 31, 2006 and 2005

2005
                              Stock              Non-Stock
                              Compensation       Expense            Total
                              ------------       -------            -----
Admin salaries                $        --        $   232,763        $   232,763
Consulting                        216,482             46,808            263,290
Development                       530,435             22,737            553,172
Marketing                         421,290             63,861            485,151
Purchased R&D                    (850,000)          (125,000)          (975,000)
Other S, G and A                       --            209,389            209,389
                              -----------        -----------        -----------
                              $   318,207        $   450,558        $   768,765
                              ===========        ===========        ===========

2006
Biotech Wages                 $        --        $   130,050        $   130,050
Admin salaries                     35,120             85,090            137,770
Consulting                         62,000             38,658            100,658
Development                       365,750            292,295            658,045
Marketing                          26,493            206,115            232,608
Other S, G and A                  220,020            495,108            715,128
                              -----------        -----------        -----------
                              $   726,943        $ 1,247,316        $ 1,974,259
                              ===========        ===========        ===========

In 2006 we paid salaries to our scientists in our subsidiary of $137,770 and had no expenses in 2005 (subsidiary inactive).

In 2005, we paid the principal officers $232,763 in salaries and had salaries of $137,770 in 2006. Higher salaries were paid in 2005 reflecting more available funds than in 2006,as the officers are committed to helping maintain corporate cash flow.

We had consulting fees of $263,290 in 2005 and $100,658 in 2006. The higher expense in 2005 was a result of positioning the corporation in 2005 pursuant to our initial commercialization on MALAREX/MMH(TM) 18.

We had marketing expenses of $485,151 in year 2005 and $232,068 in 2006. Our decreased expenses are due to a greater effort on promoting MALAREX/MMH(TM) 18 preparatory to receiving our first large commercial sales order in 2005. This entailed enlisting entities that had entree into governmental departments and already established distribution networks. In the third quarter of 2006 we concentrated our effort on the activities of our subsidiary in its efforts to commercialize its library of purified fractions and two trips to Africa pursuant to signing sales agreement for MMH MALAREX/ MMH (TM) 18.

We incurred development costs of $533,172 during the 2005 period as compared to $658,045 for 2006. 2005 represented costs for several MALAREX/MMH(TM) 18 trials, in the Republic of Central Africa (RCA), and preliminary costs for planned tests. 2006 represented the expensing of deferred stock compensation in the amount of $332,000 from 2005 work and $326,000 for other development costs in improving the formulation of MALAREX/MMH(TM)18 and our subsidiary's on going R&D in plant based discovery and development.

Other general and administrative expenses were $209,389 for 2005. We had an increase of $505,739 to $715,128 in 2006. This was attributable to the fact that in 2005 we had all the consolidated operating expenses of 2 corporations including Millenia Hope Pharmaceuticals, $162,000 of rent, $26,000 in financing costs, $26,000 of depreciation, etc. and Millenia Hope's $ 220,000 for business development costs and for several new patent applications.

In 2005 we purchased three patent rights for $125,000 in cash and five million shares of common stock valued at $450,000 and five million options valued at $400,000 (said purchase was invalidated and rescinded subsequently, in August
2005). No such transaction occurred in 2006. The entire amount, $975,000 was recorded as purchased R&D and subsequently reversed due to material breach of contract.

As a result of the foregoing we incurred an operating loss of $703,133 for the quarter ended August 31, 2005, compared to a loss of $1,671,226 for the quarter ended August 31, 2006.

Nine months ended August 31, 2006 compared to August 31, 2005.

In 2006 our subsidiary MH-B had revenue of $438,834, as payment for work for a multi-national cosmetic company and a pharmaceutical firm. We had income in 2005 of $175,000 and their cost of sales of 122,868 from an MMH(TM) Malarex/MMH(TM) 18 sale.

In 2005 we had $5,995,832 of operating expenses vs. $5,341,634 in 2006, broken down as follows:

Comparative figures 9 months ended August 31, 2006 and 2005

2005
                                  Stock             Non-Stock
                                  Compensation      Expense           Total
                                  ------------      -------           -----
Admin salaries                    $1,322,500        $  328,875        $1,651,375
Consulting                           641,656           154,185           795,841
Development                        1,566,859            54,705         1,621,564
Marketing                          1,384,264            75,104         1,459,368
Other S, G and A                      74,500           393,184           467,684
                                  ----------        ----------        ----------
                                  $4,989,779        $1,006,053        $5,995,832
                                  ==========        ==========        ==========

2006
Biotech Wages                     $       --        $  295,952        $  295,952
Admin salaries                       148,650           249,551           398,231
Consulting                           517,780           356,188           873,968
Development                        1,458,232           644,364         2,102,596
Marketing                            172,775           248,403           421,178
Other S, G and A                     220,737         1,028,972         1,249,709
                                  ----------        ----------        ----------
                                  $2,518,204        $2,823,430        $5,341,634
                                  ==========        ==========        ==========

In 2006 we paid salaries to our scientists in our subsidiary of $295,952 and had no expenses in 2005 (subsidiary inactive).

In 2005, we paid the principal officers $1,631,375 in salaries and had salaries of $398,231 in 2006. Higher salaries were paid in 2005 reflecting the 2004 wages actually paid in 2005 and other catch-up wages paid.

We had consulting fees of $795,841 in 2005 and $873,968in 2006. The higher expense in 2006 was a result of stock compensation paid to a business consultant for their role in our acquiring the intellectual property and research equipment for our subsidiary company. In 2005 we paid consultants to help position our corporation pursuant to our initial commercialization of MMH(TM) 18.

We had marketing expenses of $1,459,368 in year 2005 and $421,178 in 2006. Our decreased expenses are due to a greater effort on promoting MALAREX/MMH(TM) 18 preparatory to receiving our first large commercial sales order in 2005. This entailed enlisting entities that had entree into governmental departments and already established distribution networks. In 2006 we concentrated our effort on the activities of our subsidiary, Millenia Hope Biopharma, to commercialize its library of purified fractions.

We incurred development costs of $1,621,564 during the 2005 period as compared to $2,102,596 for 2006. 2005 represented costs for several MALAREX/MMH(TM)18 trials, in the Republic of Central Africa (RCA), and preliminary costs for planned tests and further refinement and development of our product. 2006 represented the expensing of deferred stock compensation in the amount of $996,000 from 2005 work and $1,106,000 for other development costs in improving the formulation of MALAREX/MMH(TM) 18 and our subsidiary's on going R&D in plant based discovery and development..

Other general and administrative expenses were $467,684 for 2005. This represented an increase of $708,025 to $1,249,709 in 2006. This was attributable to the fact that in 2006 we had all the consolidated operating expenses of 2 corporations including Millenia Hope Pharmaceuticals $333,000 of rent, Millenia Hope's $80,000 in regulatory costs to file an SB-2 and other filings, auto expenses of more than $ 75,000,etc.Business development costs of $220,000 to secure several new patent applications,etc.

In 2005 we purchased three patent rights for $125,000 in cash and five million shares of common stock valued at $450,000 and five million options valued at $400,000 (said purchase was invalidated and rescinded subsequently, in August
2005). No such transaction occurred in 2006. The entire amount, $975,000 was initially recorded as purchased R&D and subsequently reversed due to material breach of contract.

As a result of the foregoing we incurred an operating loss of $5,909,975 for the 2005 period to August 31, compared to a loss of $4,807,503 for 2006.

Liquidity and Capital Resources

At August 31, 2006 the Company had negative working capital of $173,760. Additional capital and/or borrowings will be necessary. Management anticipates generating revenue through the sales of Malarex/MMH(TM) 18 and Biopharma workduring this fiscal year. The officers and directors of the Company have indicated their commitment to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead. Management anticipates its consolidated net cash needs at $2,500,000 for the fiscal year ending November 30, 2006.

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

Part II other information

Item 2: Sales of Unregistered securities

Date of          Title of                 Number                           Consideration                    Exemption from
Sale             Security                 Sold                             Received                       Registration claimed
12/08/2005       common shares            5,740,000                        $459,200                          Regulation S
                                                                           in settlement of services

01/17/2006       common shares            4,230,300                        $296,121                          Regulation S
                                                                           in settlement of services

01/17/2006       common shares              520,000                        $45,760                           Regulation S

01/30/2006       common shares              700,000                        $52,500                           Regulation S
                                                                           in settlement of services

01/30/2006       common shares              800,000                        $70,400                           Regulation S

03/16/2006       common shares              300,000                        $26,000                           Regulation S

03/16/2006       common shares                7,170                        $717                              Regulation S
                                                                           in settlement of services

07/31/2006       common shares            5,795,000                        $347,700                          Regulation S
                                                                           in settlement of services

07/31/2006       common shares            2,950,000                        $99,080                           Regulation S

((b)  Reports on Form 8-K

         Election of Directors, Appointment / Dismissal of Principal Officers Entry into Definitive Material Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Millenia Hope Inc.
                                                 (Registrant)


Dated October 23, 2006                           By: /s/ Leonard Stella