Form 10KSB
period 2006-11-30
MILLENIA HOPE INC
filed 2007-04-13
CIK 1060827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

|X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2006

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

1250 Rene Levesque West, Suite 2200
Montreal, Quebec                                    H3B 4W8
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

State issuer's revenues for its most recent fiscal year: $624,262

As of March 31,2007, the aggregate market value of the issuer's common stock based on its reported last sale price on the OTC Bulletin Board) held by non-affiliates of the issuer was approximately $7,413,206. At March 31,2007,
223,544,339 shares of issuer's common stock were outstanding.

                               MILLENIA HOPE INC.

FORM 10-KSB ANNUAL REPORT
TABLE OF CONTENTS
SECTION

PART 1                                                                              Page

Item 1. Business                                                                       1
Item 2. Properties                                                                     7
Item 3. Legal Proceedings                                                              7
Item 4. Submission of Matters to a Vote of Security Holders                            7

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters          7
Item 6. Management's Discussion and Analysis of Financial Condition and Results of
Operation                                                                             13
Item 7. Financial Statements and Supplementary Data                                   19

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure                                                                            19

Item 8a Controls and Procedures                                                       19

PART III

Item 9  Directors and Executive Officers of the Registrant                            20
Item 10 Executive Compensation                                                        23
Item 11 Security Ownership of Certain Beneficial Owners and Management                24
Item 12 Certain Relationships and Related Transactions                                24

PART IV

Item 13  Exhibits, Financial Statement Schedules and Reports on Form 8-K              24
Item 14. Principal Accountant Fees and Services                                       25

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

Millenia Hope's subsidiary, Millenia Hope Pharmaceuticals, (MH-B), purchased intellectual property and research equipment from Avance Pharma, an unrelated company. MH-B is one of the world's leading bio-research firms in Phytomic
Technology, the commercialization of plant cell cultures. MH-B has spent over
$25 million US in creating its unique technology, including the world's largest collection of highly purified phyto-chemical fractions to be utilized in the pharmaceutical, cosmetic and nutraceutical industry and is in the midst of several projects, with leading multi-national corporations, in the cosmetic and pharmaceutical industries.

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

Millenia continues to have regular commercial access to Voacamine processed by producers in Southern Brazil and does not foresee any supply shortages in the near future. Even though Millenia does not have exclusive access to Voacamine, there are no problems in acquiring Voacamine commercially from producers in the region to satisfy its needs. The encapsulation and packaging of
MALAREX/MMH(TM)18 is done by Ropack, a HACCP, cGMP and ISO 9002 firm in
Montreal, Canada and other firms.

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

Millenia is working diligently towards selling MALAREX/MMH(TM)18 in significant quantities. To this end, it has already made its initial sales of
MALAREX/MMH(TM)18 in Africa, in 2005. Several African countries have expressed a very serious interest Malarex/MMH(TM)18 and discussions are ongoing.

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

Acquisitions

On February 14, 2006 Millenia Hope Inc.'s Canadian subsidiary, Millenia Hope
Pharmaceuticals (which will now use the commercial name - Millenia Hope
Biopharma or MH-B), purchased intellectual property and research equipment from
Avance Pharma, for $526,270.

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

MH-B has made great strides in its metamorphosis from pure plant-based drug research and discovery. Commencing with the end of Q1 and continuing throughout
2006, MH-B has signed plant-based product agreements, and received payments, with the world's largest cosmetics and health beauty products giant, France based L'Oreal. A similar agreement was signed with the Pierre Fabre Group, a company with $1.8 billion in revenue, from pharmaceuticals and cosmeceuticals as well as Sederma S.A.S., a large France based provider for the cosmetics industry.

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

Mr. Jeffrey Brooks - VP Operations

Will be responsible for production and quality control of MALAREX/MMH(TM)18 and other future products, once large scale commercialization commences. Currently devotes whatever time is necessitated to the company.

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

Item 2. Description of Property.

The Company conducts its business from the premises of its subsidiary at 16800
Transcanada in Kirkland, Quebec and leases executive offices at 1250 Rene
Levesque West, Suite 2200, Montreal, Quebec. The subsidiary's new lease runs until July 2012 at an annual rate of $420,000 plus yearly escalation.

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

Item 4 Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a) Market Information

The Company's Common Stock is currently quoted for trading on the OTC Bulletin
Board under the symbol MLHP. The following table sets forth the range of quarterly, high and low sale prices for the Company's Common Stock from the inception of quotation during the fourth quarter of 1998 and for 1999 through
1(st) quarter of 2007. The quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Common Stock

                                                          High            Low
                                                          -----           -----

1998
Fourth Quarter (initial trading)                          $ 1.50          $ 0.25

1999
First Quarter                                             $ 1.75          $ 0.50
Second Quarter                                            $ 2.00          $ 1.12
Third Quarter                                             $ 2.50          $ 0.75
Fourth Quarter                                            $ 1.45          $ 0.43

2000
First Quarter                                             $ 1.12          $  .50
Second Quarter                                            $ 1.75          $ 0.83
Third Quarter                                             $ 1.50          $  .85
Fourth Quarter                                            $ 0.90          $  .35

2001
First Quarter                                             $ 0.76          $ 0.35
Second Quarter                                            $ 0.52          $ 0.30
Third Quarter                                             $ 0.49          $ 0.27
Fourth Quarter                                            $ 0.37          $ 0.15

2002
First Quarter                                             $ 0.26          $ 0.19
Second Quarter                                            $ 0.22          $ 0.12
Third Quarter                                             $ 0.15          $ 0.07
Fourth Quarter                                            $ 0.18          $ 0.10

2003
First Quarter                                             $ 0.17          $ 0.06
Second Quarter                                            $ 0.11          $ 0.05
Third Quarter                                             $ 0.08          $ 0.04
Fourth Quarter                                            $ 0.08          $ 0.05

2004
First Quarter                                             $ 0.19          $ 0.05
Second Quarter                                            $ 0.32          $ 0.08
Third Quarter                                             $ 0.30          $ 0.17
Fourth Quarter                                            $ 0.22          $ 0.08

2005
First Quarter                                             $ 0.20          $ 0.08
Second Quarter                                            $ 0.26          $ 0.18
Third Quarter                                             $ 0.19          $ 0.11
Fourth Quarter                                            $ 0.19          $ 0.06

2006
First Quarter                                             $ 0.10          $ 0.05
Second Quarter                                            $ 0.14          $ 0.03
Third Quarter                                             $ 0.11          $ 0.02
Fourth Quarter                                            $ 0.05          $ 0.02

2007
First Quarter                                             $ 0.14          $ 0.02

Of the 223,544,339 shares of common stock outstanding at March 31, 2007,
134,312,964 shares are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed
1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

(b) Holders

As of March 31,2007, there were over 2,100 holders of the Company's common stock.

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

On March 28, 2005 the Company issued 798,500 Common shares for $31,865 cash.

On April 27, 2005 the Company issued 100,000 Common shares for $7,000 cash.

On May 5, 2005 the Company issued 4,454,000 Common shares for $708,865 cash.

On October 28, 2005 the Company issued 1,015,000 Common shares for $70,675 cash.

Between December 2005 and September 2006, the Company issued 2,600,000 common shares for representation costs valued at $135,250. The share value was based on fair market value of theses shares on the date the contracts were entered into.

Between March and August 2006, the Company issued 3,674,170 common shares for business development and offices services valued at $220,737. The share value was based on fair market value of theses shares on the date the contracts were entered into.

Between January and November 2006, the Company issued 6,125,000 common shares for consulting services valued at $342,750. The share value was based on fair market value of theses shares on the date the contracts were entered into.

Between December 2005 and November 2006, the Company issued 23,820,300 common shares for development costs valued at $944,321. The share value was based on fair market value of theses shares on the date the contracts were entered into.
Of this amount $42,750 was recorded as deferred compensation and will be amortized over the terms of the agreements.

Between December 2005 and November 2006 the company issued 19,939,750 Common shares for administrative salaries of $ 1,309,680. The share value was based on fair market value of theses shares on the date the contracts were entered into.

On January 17, 2006, the Company issued 520,000 common shares for $45,760 cash.

On January 30, 2006, the Company issued 800,000 common shares for $70,400 cash.

On March 16, 2006, the Company issued 300,000 common shares for $26,000 cash.

On July 31, 2006, the Company issued 2,950,000 common shares for $99,080 cash.

On Sept 5, 2006, the Company issued 50,000 common shares for $1,000 cash.

On November 2, 2006, the Company issued 1,506,000 common shares for $44,348 cash.

On November 23, 2006, the Company issued 600,000 common shares for $9,000 cash.

Warrants and Options

On February 28, 2000, the company issued 4,644,156 warrants, currently exercisable at $1.00 per share, to settle related party notes pursuant to the exemption contained in Regulation S. These warrants expired as of July 1, 2006

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

        - 1,000,000 warrants exercisable to May 5, 2007 at a cost of $2.50 when shares are traded at $5.00 of higher.

On April 8, 2006 the Company issued 6,000,000 warrants exercisable, 3,000,000 at
$0.10 and 3,000,000 at $0.25 per share until April 8, 2013.

Description of Securities.

(a) Common or Preferred Stock
The Company is authorized to issue 280 million shares of Common Stock, $0.0001 par value, of which 223,544,339 shares were issued and outstanding as of
March 31, 2007. Each outstanding share of Common Stock is entitled to one (1)
vote, either in person or by proxy, on all matters that may be voted upon the owners thereof at meetings of the stockholders.

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

Inquiries were made by pharmaceutical companies, regarding the strong correlation between the results of the bio-chemical and cell-based assays obtained by Millenia Hope. These results are unique for this particular target,
HIV-1 RNaseH, and validate it as a highly valued program. Millenia made a strategic decision to further develop this program, before considering partnering with a pharmaceutical company.

Based on the strength of the scientific data obtained so far, we decided to continue our collaboration with Prof. Parniak, a long time collaborator of
Millenia Hope, and to submit, under his leadership, a grant application to the
National institute of Health, USA (NIH). To strengthen the application we invited Prof. Eddie Arnold and Prof. Ron Levy, both from Rutgers University, to participate in this application.

We are awaiting the decision of the NIH regarding this application.

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

Each pre-selected African Village will implement as Home Based Treatment (HBT)
anti-malaria program, since 80% of all deaths occur at home. HBT specifically targets women and children, as they are the segment of the population at the greatest risk. The programs will include: education effective anti-malaria treatments for the entire village consisting of MALAREX/MMH(TM)18, attention to the environmental factors inherent in the spread of malaria i.e. stagnant water etc. and the promotion of co-operation between private individuals and public sector institutions in this initiative.

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
We are actively working with other groups and individuals to conclude further sales of MALAREX/MMH(TM)18. The only cost to concluding future sales is the normal day to day operating costs of our business. Based on management's best estimates, Millenia hopes to conclude on several large orders for
MALAREX/MMH(TM)18, in at least 2 major markets during fiscal 2007. We have concluded an intensive marketing effort in Africa led by our CEO, in Spring -
Summer 2006. Helping us coordinate our effort in this area, as well as in other strategic areas, is the firm of Henan, Blakie. Henan Blakie's knowledge of the international markets will continue to give Millenia a great lead to future sales and opportunities.

In the face of anti-malarial drug resistance in the case of quinine-based treatments and neuro-toxicity for artimisin products, the need for effective treatments will continue to intensify. Millenia has commenced building a network of local distributors and expects that the demand for MALAREX/MMH(TM)18 should progressively increase over time. Millenia has chosen to remain conservative and has established a goal of capturing 1 1/2% - 2% ($150 - $200 million) of the marketplace by 2011. According to the company's estimates, attaining this sales level will ensure the viability and solid profitability of the Company for its shareholders. No assurance can be given that the Company will meet its sales goals.

Millenia continues to have regular commercial access to Voacmine processed by producers in Southern Brazil and does not foresee any supply shortages in the near future. Millenia utilizes the services of Ropack, an FDA approved, HACCP,
cGMP and ISO 9002 certified corporation as well as other providers, to perform quality control and encapsulating of MALAREX/MMH(TM)18, conforming to the lightest level of U.S. and Canadian manufacturing standards.

In August 2006 Millenia co-sponsored the business evening entitled "Africa, Open for Business" as well as the "Coupe de la Prix" cycling race. Both events helped raise the public of the Company, as well as garnering much sought after corporate contacts. Also, the former event gave us further exposure for
MALAREX/MMH(TM)18 with the African and Canadian businessmen present at the evening.

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
$526,270.

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

MH-B has made great strides in its metamorphosis from pure plant-based drug research and discovery. Commencing with the end of Q1 and continuing in Q2 and
Q3 of 2006, MH-B has signed plant-based product agreements, and received the initial payments, with the world's largest cosmetics and health beauty products giant, France based L'Oreal. A similar agreement was signed with the Pierre
Fabre Group, a company with $1.8 billion in revenue, from pharmaceuticals and cosmeceuticals. In Q1 of 2007 we signed a contract with Sederma S.A.S. of
France, a large provider of ingredients to the cosmetic industry. MH-B is currently in the midst of a 2 yr. contract to do research and analyses for
Millenia Hope Inc.

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

On February 22, 2006, the Board named Dr. Bahige Baroudy its new President and
Chief Scientific Officer replacing Dr. Margaret Bywater. Also, the resignations of Ms. Carole Robert, Vice President of Government Affairs and Sales Development
and Mr. Thomas Bourne, Corporate Secretary, for personal reasons were accepted by the Board on February 22, 2006. The work of the aforesaid 2 officers has been allocated to other officers and the Board has not named any replacements for either Officer. At the same February 22, 2006 Borad meeting Dr. Meir Sacks was dismissed from his post as Chief of Pharmacology and was replaced by Dr.
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

On March 27, 2006 the Board of Directors of Millenia Hope approved a financing agreement for $2,000,000 with private investors. Under the terms of the agreement the Company received the full $2,000,000 as of June 2006. For this financing, the Investors received secured convertible notes totaling $2,000,000 with a 6% interest rate and a maturity date of March 2009. Interest is payable quarterly, on the average outstanding amount to that point, in cash or via the issuance of Millenia Hope common shares, at the discretion of the borrower
(Millenia Hope) and only in the case of a payment default at the discretion of the lender. The notes are convertible, at the discretion of the borrower
(Millenia Hope) and only in the case of a loan provision default at the discretion of the lenders, into shares of our common stock at the average of the lowest three (3) trading prices for our shares of common stock during the twenty
(20) trading day period ending on trading day prior to the date a conversion notice is sent to us. The notes are secured by all of our assets. We filed an
SB-2 Registration Statement with the SEC on April 10, 2006 in regards to the aforementioned loan, which was declared effective on June 9, 2006.

We also issued to private investors seven (7) year warrants to purchase
3,000,000 shares of our common stock which are exercisable at an exercise price or $0.10 and another 3,000,000 shares of our common stock which are exercisable at an exercise price of $0.25.

On May 2, 2006 the Company authorized the preparation of an SB-2 Registration
Statement for its subsidiary, Millenia Hope Pharmaceuticals Inc., pursuant to its becoming a public Reporting Company.

On June 2, 2006, the Company agreed to transfer 7,592,000 common shares of its then wholly owned subsidiary Millenia Hope Pharmaceuticals, this being 19% of its currently issued shares, to 2632-3345 Quebec Inc. in exchange for $225,560, the full balance of the loan payable, from an initial loan of $306,560 borrowed in February 2006.

On June 5, 2006 the Company authorized the payment of a dividend, to all shareholders of record of July 3, 2006, consisting of 6% of the issued shares of its subsidiary Millenia Hope Pharmaceuticals Inc., a total of 2,400,000 shares valued at its par value $0.0001 per share or $240. The shares were issued from those held by the Company and were valued at the original cost of the investment of the Company.

On June 26, 2006 the Company held its annual shareholders meeting in Delaware.
By an affirmative vote of 52.3% of all the common shares issued and outstanding, as of the record date of June 16, 2006, the shareholders authorized the Company to amend the Certificate of incorporation to increase the authorized capital from 180 million common shares to 280 million common shares. There were 7,850 shares voting against this proposition and 62,989,626 or 46.47% of the outstanding shares abstained from voting.

Also, the incumbent slate of directors were re-elected, by a plurality of votes cast, this being 72,578,591 in the affirmative or 53.53% with 62,989,626 or
46.47% of the voting shares abstaining.. Re-elected as directors were Leonard
Stella, Yehuda Kops, Hugo Valente, Jacky Quan and Joseph Daniele.

On September 8, 2006, the Company transferred 12,800,000 common shares that it owned in Millenia Hope Pharmaceuticals, valued at $400,000, to a Canadian
Corporation, as payment in full for the rights and interests in 3 patent applications it had for the methods and compositions for the treatment of conditions involving weight loss, anorexia and obesity . As a result, the
Company owns 43% of Millleina Hope Pharmaceuticals Inc.

Year ended November 30, 2006 compared to November 30, 2005.

In 2006 our subsidiary MH-B had revenue of $624,262, as payment for work for a multi-national cosmetic company and a pharmaceutical firm. We had income in 2005 of $260,470 and their cost of sales of $210,329 from an MMH(TM)Malarex/MMH(TM)
18 sale.

In 2005 we had $7,385,896 of operating expenses vs. $8,373,117 in 2006, broken down as follows:

Comparative figures year ended November 30, 2006 and 2005

                          Stock                 Non Stock
                          Compensation          Compensation          Total

    2005

Admin Salaries            $1,734,500            $  412,605            $2,147,105
Consulting                   786,169               140,222               926,391
Office                        85,300                72,356               157,656
Development                1,732,682                66,279             1,798,961
Marketing                  1,857,502                83,920             1,941,422
Other S, G and A                   -               414,361               414,361
                          ------------------------------------------------------
                          $6,196,153            $1,189,743            $7,385,896
                          ======================================================

    2006

Biotech Wages             $        -            $  648,515            $  648,515
Admin Salaries             1,309,680               273,922             1,583,602
Consulting                   585,530               164,251               749,781
Development                2,275,650             1,118,588             3,394,238
Marketing                    231,525               691,810               923,335
Other S, G and A             451,305               622,341             1,073,646
                          ------------------------------------------------------
                          $4,853,690            $3,519,427            $8,373,117
                          ======================================================

In 2006 we paid salaries to our scientists in our subsidiary of $648,515 and had no expenses in 2005 (subsidiary inactive).

In 2005, we paid the principal officers $2,147,105 in salaries and had salaries of $1,583,602 in 2006. Higher salaries were paid in 2005.

We had consulting fees of $926,391 in 2005 and $749,781 in 2006. The expense in
2006 was stock compensation paid to a business consultant for their role in our acquiring the intellectual property and research equipment for our subsidiary company and other consultants for the new business we commenced in the subsidiary and a total of $280,000 to secure our NIR loan, of which $217,800 is being amortized over the following 2 1/3 years. In 2005 we paid consultants to help position our corporation pursuant to our initial commercialization of
Malarex/MMH(TM) 18.

We had marketing expenses of $1,941,422 in year 2005 and $923,335 in 2006. Our decreased expenses are due to a greater effort on promoting MALAREX/MMH(TM)18 preparatory to receiving our first large commercial sales order in 2005. This entailed enlisting entities that had entree into governmental departments and already established distribution networks. In 2006 we concentrated our marketing effort on the activities of our subsidiary, Millenia Hope Biopharma, to commercialize its library of purified fractions.

We incurred development costs of $1,789,961 during the 2005 period as compared to $3,394,238 for 2006. 2005 represented costs for several MALAREX/MMH(TM)18 trials, in the Republic of Central Africa (RCA), and preliminary costs for planned tests and further refinement and development of our product. 2006 represented the expensing of deferred stock compensation in the amount of
$1,374,000 from 2005 and $1,620,000 for other development costs in improving the formulation of MALAREX/MMH(TM)18 and our subsidiary's on going R&D in plant based discovery and development. Also the $400,000 costs of acquisitions for the rights and interest in 3 patent applications for weight loss, anorexia and obesity.

Other general and administrative expenses were $572,559 for 2005. This represented an increase of $501,087 to $1,073,646 in 2006. This was attributable to the fact that in 2006 we had the consolidated operating expenses of 2 corporations including Millenia Hope Pharmaceuticals $320,000 of higher rent,

Millenia Hope's $30,000 in regulatory costs to file an SB-2 and other filings, higher auto expenses of more than $30,000, etc.

As a result of the foregoing we incurred an operating loss of $7,335,755 for the year end, November 30, 2005, compared to a loss of $7,748,855 for 2006.

Liquidity and Capital Resources

At November 30, 2006 the Company had negative working capital of $1,129,486.
Additional capital and/or borrowings will be necessary. Management anticipates generating revenue through the sales of Malarex/MMH(TM) 18 and Biopharma workduring this fiscal year. The officers and directors of the Company have indicated their commitment to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead. Management anticipates its consolidated net cash needs at $2,500,000 for the fiscal year ending November 30, 2007.

Recent Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS
155, "Accounting for Certain Hybrid Financial Instruments." This Statement
amends FASB Statements No. 133, Accounting for Derivative Instruments and
Hedging Activities, and No. 140, Accounting for Transfers and Servicing of
Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of
Statement 133 to Beneficial Interests in Securitized Financial Assets." This
Statement:

        a) Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation
        b) Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133
        c) Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation
        d) Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives
        e) Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after December 31, 2006. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

In March 2006, the FASB issued SFAS 156, "Accounting for Servicing of Financial
Assets." This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

        a) Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.
        b) Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
        c) Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.
        d) At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement
           115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.
        e) Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after December 31, 2006. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an
interpretation of FASB No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109 and provides guidance on recognizing, measuring, presenting and disclosing in the financial statements tax positions that a company has taken or expected to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company at this time has not evaluated the impact, if any, of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements"
("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company at this time has not evaluated the impact, if any, of SFAS 157 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards
No. 158, "Employers' Accounting for Defined Benefit Pension and Other
Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)"
("SFAS No. 158"). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company's fiscal year ending November
30, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company's fiscal year ending November 30, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 158 and does not expect that it will have a material impact on its financial statements.

In September 2006, the United States Securities and Exchange Commission ("SEC"),
adopted SAB No. 108, "Considering the Effects of Prior Year Misstatements when
Quantifying Misstatements in Current Year Financial Statements." This SAB
provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheets and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company's results of operations or financial position.

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

Item 9. Directors, and Executive Officers, of the Registrant.

(a) Directors and Executive Officers.

Name                                 Age     Position
----                                 ---     --------
Leonard Stella                       45      CEO - Director

Bahige Baroudy                       55      President, Chief Science Officer

Yehuda Kops                          52      COO - Director

Hugo Valente                         56      CFO - Director

Jacky Quan                           38      Executive VP, Treasurer - Director

Joseph Daniele                       43      Chief Legal Advisor - Director

Soriba Cisse                         50      VP Research Development

Jeffrey Brooks                       56      VP Operations

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

(d) Involvement in Certain Legal Proceedings.

Legal proceedings have been instituted against the company by a third party with respect to alleged services rendered to the company. Payment of these services was to have been made by the Company by the issue of 607,000 shares of common stock. It is management's opinion that these services were never rendered and accordingly, no provision for this claim has been made in the accounts. These shares have not been issued.

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

(f) Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities ("ten-percent shareholders") to file reports of ownership and changes in ownership with the Securities and Exchange
Commission. Officers, directors and ten-percent shareholders also are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us, and written representations that no other reports were required, we believe that during the fiscal year ended November 30, 2006, all of our officers, directors and ten-percent shareholders complied with the Section 16(a) reporting requirements.

Item 10. Executive Compensation.

(a) General

SUMMARY COMPENSATION TABLE

Name and                                                                      Long-term
Principal Position                          Year    Salary         Bonus      Compensation: Shares
--------------------------------------------------------------------------------------------------
Leonard Stella                              2005    $ 958,360      0          3,665,300
Chief Executive Officer, Director

Yehuda Kops                                 2005    $ 469,760      0          2,338,300
Chief Operating Officer, Director

Hugo Valente                                2005    $ 267,361      0          1,415,300
Chief Financial Officer, Director

Jacky Quan                                  2005    $ 146,000      0            200,000
Executive VP, Treasurer, Director

Joseph Daniele                              2005    $ 112,000      0          1,215,300
Chief Legal Officer, Director

Soriba Cisse                                2005    $  10,833      0                -
Vice President Research Development

Leonard Stella                              2006    $ 503,810      0          6,135,850
Chief Executive Officer, Director

Yehuda Kops                                 2006    $ 304,630      0          4,046,150
Chief Operating Officer, Director

Hugo Valente                                2006    $ 151,000      0          2,216,800
Chief Financial Officer, Director

Jacky Quan                                  2006    $ 175,800      0          2,692,800
Executive VP, Treasurer, Director

Joseph Daniele                              2006    $ 306,800      0          4,346,150
Chief Legal Officer, Director

Margaret Bywater                            2006    $  27,970      0                  0
President

Soriba Cisse                                2006    $  10,646      0                  0
Vice President Research Development

Bahige Baroudy                              2006    $  15,000      0            250,000
President, Chief Scientific Officer

Raymond Roy                                 2006    $   8,580      0            143,000
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

(h) Report on Repricings of Options/SARs

None.

Item 11 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2007, certain information concerning the ownership of the Company's Common Stock by: (i) each person who is known by the Company to own beneficially 5% or more of the outstanding shares of common stock; (ii) each of the Company's directors; and (iii) the name of each executive officer, both in respect to the number of shares owned by each person and the percentage of the outstanding shares represented thereby that also sets forth such information for directors and executive officers as a group
(see item 6 (b) and (c)). Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. Pursuant to the rules of the Securities and Exchange Commission, shares of common stock which an individual or a group has a right to acquire within 60 days of March 31, 2007 pursuant to the exercise of presently exercisable or outstanding options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
Information with respect to beneficial ownership is based upon the shareholder list provided by the Company's transfer agent.

Name and Address                    Amount and Nature           Percent of class
Of Beneficial Owner                 of Beneficial Owner

Leonard Stella (1)                  15,279,150                   6.90

Yehuda Kops (1)                      9,714,150                   4.40

Hugo Valente (1)                     3,873,100                   1.70

Jacky Quan (1)                       4,286,333                   1.90

Joseph Daniele (1)                   4,561,450                   2.00

All Directors and Executive (1)
Officers as a group (5 persons)     37,714,183                  16.90

Item 12. Certain Relationships and Related Transactions.

During the year ended November 30, 2006, the Company's financing activities with related parties consisted of borrowings of $432,361. The balance of $432,361 at
November 30, 2006 is unsecured and accrues no interest.

Item 13. Financial Statements and Exhibits.

(a) List of Financial Statements filed herewith.

        Millenia Hope Inc.
        (A company in the development stage)

        Independent Auditors' Report

        Consolidated Balance Sheet November 30, 2006

        Consolidated Statement of Operations Years ended November 30, 2006 and
        November 30, 2005, and from inception to November 30, 2006

        Statement of Shareholders' Equity From inception to November 30, 2006

        Consolidated Statement of Cash Flows Years ended November 30, 2006 and
        November 30, 2005, and from inception to November 30, 2006

Notes to the Consolidated Finance Statements year ended November 30, 2006

(b) List of Exhibits.

        Reports on Form 8-k

        Appointment of Directors, Appointment and dismissal of Principal
        Officers

        Entry into a Material Definitive Agreement

Item 14. Principal Accountant Fees and Service

Audit Fees

For the fiscal year ended November 30, 2006, the aggregate fees billed for professional services rendered by Stark Winter Schenkein & Co., LLP
("independent auditors") for the audit of the Company's annual financial statements and reviews on interim financial statements totaled approximately
$45,000.

Financial Information Systems Design and Implementation Fees

For the fiscal year ended November 30, 2006 there were $-0- in fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

For the fiscal year ended November 30, 2006 there was $0 in fees billed for other service.

Sarbane Oxley Declarations

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, this Annual
Report or Amendment was signed on its behalf by the undersigned, thereunto duly authorized.

                                          MILLENIA HOPE INC.

Date: April 12, 2007                      /s/ Leonard Stella
                                          ---------------------------------
                                          Leonard Stella, CEO and Director

Date: April 12, 2007                      /s/ Hugo Valente
                                          ---------------------------------
                                          Hugo Valente, Chief Financial Officer
                                          and Director

Millenia Hope Inc.
(A Company in the Development Stage)

Consolidated Financial Statements
November 30, 2006

Contents                                                                Page

Report of Independent Registered Public Accounting Firm                  F-1

Consolidated Balance Sheet                                               F-2

Consolidated Statements of Operations                                    F-3

Statement of Stockholders' Equity (Deficit)                        F-4 - F-9

Consolidated Statements of Cash Flows                                   F-10

Notes to Consolidated Financial Statements                       F-11 - F-26

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Millenia Hope, Inc.

We have audited the consolidated balance sheet of Millenia Hope, Inc. (a
Development Stage Company) as of November 30, 2006, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended November 30, 2006, 2005 and 2004, and the period from inception
(December 24, 1997) through November 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's financial statements for the period from inception (December 24, 1997) to
November 30, 2003, were audited by other auditors whose reports express unqualified opinions and included going concern paragraphs on those financial statements. The financial statements for the period from inception (December 24,
1997) to November 30, 2003, reflect a net loss of $8,446,914 that is included in the related total for the period from inception (December 24, 1997) to November
30, 2006. Our report on such prior periods is based solely on the reports of such other auditors.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based in our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Millenia Hope, Inc. (a Development Stage Company) as
of November 30, 2006, and results of its operations and its cash flows for the years ended November 30, 2005 and 2006 and the period from inception (December
24, 1997) through November 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant losses from operations and has a working capital deficit and no revenue generating operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
March 31, 2007

                                       F-1

                               Millenia Hope Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                November 30, 2006

                                     Assets
Current Assets
   Cash                                                                                                 $      2,582
   Prepaid expenses                                                                                          397,994
   Accounts Receivable                                                                                        37,063
                                                                                                        ------------
Total Current Assets                                                                                         437,639
                                                                                                        ------------

Property & Equipment (net)                                                                                   646,011
                                                                                                        ------------
                                                                                                        $  1,083,650
                                                                                                        ============

                      Liabilities & Stockholders' (Deficit)
Current Liabilities
  Accounts Payable and Accrued Liabilities                                                              $    715,865
 Advances from related parties                                                                               432,361
  Notes payable                                                                                              418,899
                                                                                                        ------------
Total Current Liabilities                                                                                  1,567,125
                                                                                                        ------------

Convertible notes payable, net                                                                             1,265,460
                                                                                                        ------------

Minority Interest                                                                                            529,016
                                                                                                        ------------
 Stockholders' (Deficit)
  Preferred Stock, $0001 par value; 50,000,000 shares authorized,
     none issued or outstanding                                                                                    -
  Common Stock, $.0001 par value; 280,000,000 shares authorized,
    193,149,717 shares issued and outstanding                                                                 19,315
  Paid in Capital                                                                                         24,614,759
  Deferred Stock Compensation                                                                               (252,990)
  (Deficit) Accumulated During the Development Stage                                                     (26,659,035)
                                                                                                        ------------
                                                                                                          (2,277,951)
                                                                                                        ------------
                                                                                                        $  1,083,650
                                                                                                        ============

See the accompanying notes to the financial statements.

                                      F-2

                               Millenia Hope Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                   Years Ended November 30, 2006 and 2005, and
       the Period From Inception (December 24, 1997) to November 30, 2006

                                                 Year Ended            Year Ended          Inception to
                                                       November 30           November 30          November 30
                                                          2006                  2005                 2006
                                                          ----                  ----                 ----
Revenues                                             $     624,262         $     260,470         $   1,958,450

Cost of Sales                                                    -               210,329               789,540
                                                     -------------         -------------         -------------
Gross Profit                                               624,262                50,141             1,168,910
                                                     -------------         -------------         -------------

Operating Expenses
      Biotech Wages                                        648,515                     -               648,515
      Administrative Salaries                            1,583,602             2,147,105             4,747,336
      Marketing                                            923,335             1,941,422             5,974,538
      Research & Development                             3,394,238             1,798,961             6,393,190
  Patent rights                                                  -                     -             1,005,827
  Selling, general and administrative                    1,823,427             1,498,408             5,959,078
                                                     -------------         -------------         -------------
                                                         8,373,117             7,385,896            24,728,484
                                                     -------------         -------------         -------------
Operating (Loss)                                        (7,748,855)           (7,335,755)          (23,559,574)
                                                     -------------         -------------         -------------
Other income (expense)
  Gain on disposition of subsidiary                              -                     -               737,262
  Interest Income                                                -                47,225               131,323
  Interest expense                                        (387,774)                    -              (566,986)
  Write-off of Inventory                                   (65,443)                    -               (65,443)
  Write-off of leasehold improvements                            -                     -                (2,663)
  Write-off of notes receivable, related parties                 -                     -              (629,739)
  Write-off of other assets                                      -                     -            (2,799,999)
                                                     -------------         -------------         -------------
                                                          (453,217)               47,225            (3,196,245)
                                                     -------------         -------------         -------------
(Loss) before minority interest                         (8,202,072)           (7,288,530)          (26,755,819)

Minority Interest                                           96,784                     -                96,784
                                                     -------------         -------------         -------------
Net (loss)                                           $  (8,105,288)        $  (7,288,530)        $ (26,659,035)
                                                     =============         =============         =============

Per share information - basic and diluted:
Weighted Average Number of Common
  Shares Outstanding                                   143,002,392           104,720,959
                                                     =============         =============
(Loss) Per Common Share                              $       (0.06)        $       (0.07)
                                                     =============         =============

See the accompanying notes to the financial statements.

                                      F-3

                               Millenia Hope, Inc.
                          (A Development Stage Company)
             Consolidated Statement of Stockholders' Equity (Deficit)
             Inception (December 24, 1997) through November 30, 2006

                                                                                                                                     (Deficit)
                                                                                                                                    Accumulated
                                               Common Stock                                         Treasury Stock    Deferred      During the
                                               ------------          Paid in    Subscriptions    --------------         Stock       Development
                                            Shares     Amount        Capital     Receivable     Shares     Amount   Compensation      Stage         Total
                                           =================================================================================================================
Balance Beginning December 24, 1997                 -  $        -   $        -    $         -          -    $    -    $        -    $       -      $       -
Proceeds from December 1997
private placement                           4,000,000         400       19,800              -          -         -                          -         20,200
Proceeds from February 1998
private placement                           6,100,000         610      426,390              -          -         -                          -        427,000
Net (loss) year ended November 30, 1998                                                                                           (1,493,350)     (1,493,350)
                                           ----------------------------------------------------------------------------------------------------------------
Balance November 30, 1998                  10,100,000       1,010      446,190              -          -         -                 (1,493,350)    (1,046,150)

March 20, 1999 settlement of marketing
contracts                                   1,111,220         111    1,514,104              -          -         -                          -      1,514,215
Net (loss) year ended November 30, 1999                                                                                           (2,011,229)     (2,011,229)
                                           ----------------------------------------------------------------------------------------------------------------
Balance November 30, 1999                  11,211,220       1,121    1,960,294              -          -         -             -   (3,504,579)    (1,543,164)

January 17, 2000 exercise of warrants         563,000          56       50,614              -          -         -                          -         50,670
January 20, 2000 cancellation of
founder's common stock                     (1,000,000)       (100)           -              -  1,000,000       100                          -              -
February 29, 2000 warrants issued to
settle debt                                         -           -    1,393,247              -          -         -                          -      1,393,247
May 29, 2000 issue of common stock
for acquisition                             5,000,000         500      128,978              -          -         -                          -        129,478
May 31, 2000 exercise of warrants           4,398,944         440      395,652              -          -         -                          -        396,092
July 10, 2000 exercise of warrants            353,351          36       31,766              -          -         -                          -         31,802
August 11, 2000 Richgold's common
stock reimbursement                                 -           -    1,165,000              -          -         -                          -      1,165,000
August 31, 2000 collection of
subsidiary share receivable                         -           -       63,709              -          -         -                          -         63,709
Net (loss) year ended November 30, 2000                                                                                             (657,393)      (657,393)
                                           -----------------------------------------------------------------------------------------------------------------
Balance November 30, 2000                  20,526,515       2,053    5,189,260              -  1,000,000       100             -   (4,161,972)     1,029,441

January 10, 2001 issue of common stock         66,000           7       16,493              -          -         -                          -         16,500
March 2001 issue of common stock              150,000          15       37,485        (37,500)         -         -                          -              -
March 14, 2001 issue of common stock
for marketing services                         30,000           3        7,497              -          -         -                          -          7,500
March 23, 2001 issue of common stock
for marketing services                         25,000           2        6,248              -          -         -                          -          6,250
April 5, 2001 issue of common stock           750,000          75      187,425       (187,500)         -         -                          -              -
May 3, 2001 issue of common stock
for marketing services                         20,000           2        4,998              -          -         -                          -          5,000
May 24, 2001 issue of common stock             50,000           5       12,495        (12,500)         -         -                          -              -
May 29, 2001 issue of common stock
for other development costs                 6,000,000         600      110,756              -          -         -                          -        111,356
September 11, 2001 issue of common
stock for marketing services                   75,000           7       11,243              -          -         -                          -         11,250
October 12, 2001 issue of common
stock for property and equipment            7,000,000         700    2,293,841              -          -         -                          -      2,294,541
November 8, 2001 issue of common
stock                                         375,000          38       56,212        (56,250)         -         -                          -              -
Net (loss) year ended November 30, 2001                                                                                             (693,213)      (693,213)
                                           ----------------------------------------------------------------------------------------------------------------
Balance November 30, 2001                  35,067,515       3,507    7,933,953       (293,750) 1,000,000       100             -   (4,855,185)     2,788,625

December 2, 2001- issue of
Common stock for settlement of a note          25,000           3        3,122              -          -         -             -            -          3,125

January 10, 2002-issue of common
Stock of which 100,000 shares were
Issued for marketing services and
150,000 shares were issued for
Settlement of a note                          250,000          25       31,225              -          -         -             -            -         31,250

January 17, 2002-issue of common
Stock for marketing services                   68,750           7        8,587              -          -         -             -            -          8,594

January 24, 2002-issue of common stock
Of which 125,000 shares were issued for
Settlement of expenses                        145,000          15       18,110              -          -         -             -            -         18,125

February 21, 2002-issue of common stock
Of which 150,000 shares issued for
Marketing services and 100,000 shares
Were issued for settlement of a note          250,000          25       31,225              -          -         -             -            -         31,250

April 11, 2002-issue of common
Stock for services                            372,600          37       44,675              -          -         -             -            -         44,712

April 25, 2002-issue of common stock
for Development costs                         270,000          27       32,373              -          -         -             -            -         32,400

May 3, 2002-issue of common stock for
Settlement of expenses                         13,650           1        1,637              -          -         -             -            -          1,638

May 14, 2002 issue of common stock for
Office expenses                                32,000           3        4,477              -          -         -             -            -          4,480

June 5, 2002-issue of common stock of
Which 200,000 shares were issued for
Marketing services and 42,780 shares
Were issued for settlement of a note          242,780          24       33,965              -          -         -             -            -         33,989

June 21, 2002-issue of common stock for
office expenses                               100,000          10       13,990              -          -         -             -            -         14,000

August 16, 2002-issue of common stock          25,000           3        2,497              -          -         -             -            -          2,500

October 14, 2002-issue of common
Stock of which 105,000 shares were
Issued for office expenses and
100,000 shares were issued for
Settlement of a note                          269,000          27       37,633              -          -         -             -            -         37,660

October 14, 2002-issue of common
Stock for  future marketing services        2,000,000         200      159,800              -          -         -             -            -        160,000

November 14, 2002-issue of common
Stock for Marketing services                   13,400           1        1,339              -          -         -             -            -          1,340

Payment of subscription  Receivable
in exchange For marketing services                  -           -            -        256,250          -         -             -            -        256,250

Relocated to note payable                           -           -            -         37,500          -         -             -            -         37,500

Net (loss) year ended November 30, 2002             -           -            -              -          -         -             -   (3,591,729)    (3,591,729)
                                           ----------------------------------------------------------------------------------------------------------------
Balance-November 30, 2002                  39,144,695       3,915    8,358,608              -  1,000,000       100             -   (8,446,915)       (84,292)

December 11, 2002, issue of common stock
for consulting services at $.07 per share     200,000          20       13,980              -          -         -             -            -         14,000

February 5, 2003, issue of  common stock
for cash At $.05 per share                    226,250          23       11,289              -          -         -             -            -         11,312

March 24. 2003,  issue of common stock
for cash At $.05 per share                    861,335          86       42,980              -          -         -             -            -         43,066

May 5, 2003,  issue of common stock
for cash At $.05 per share                    268,997          27       13,423              -          -         -             -            -         13,450

July 11, 2003, issue of common stock
to settle  a note receivable at
$.05 per share                                 40,000           4        1,996              -          -         -             -            -          2,000

August 15, 2003, issue of common stock
in settlement of consulting fees at
$.05 per share                                500,000          50       24,950              -          -         -             -            -         25,000

August 29, 2003, issue of common stock
for cash At $.05 per share                    190,470          19        9,505              -          -         -             -            -          9,524

September 22, 2003, issue of common stock
to settle  a note receivable at
$.08 per share                                125,000          13        9,987              -          -         -             -            -         10,000

October 17, 2003, issue of common stock
in settlement of representation costs at
$.05 per share                              1,608,770         161       80,278              -          -         -             -            -         80,439

October 17, 2003, issue of common stock
for cash At $.05 per share                    100,000          10        4,990              -          -         -             -            -          5,000

October 17, 2003, issue of common stock
allocated to a note receivable at
$.005 per share                                20,000           2           98              -          -         -             -            -            100

October 31, 2003, issue of a common stock
In settlement of administrative salaries
and office expenses at $.05 per share       7,300,000         730      364,270              -          -         -             -            -        365,000

Net (loss) year ended November 30, 2003                                                                                              (44,153)       (44,153)
                                           -----------------------------------------------------------------------------------------------------------------
Balance-November 30, 2003                  50,585,517       5,060    8,936,354              -  1,000,000       100             -  (8,491,068)        450,446

June through September of 2004 issue of
common stock In settlement of consulting
fees                                        1,591,375         159      188,770              -          -         -      (122,834)           -         66,095

September 2, 2004, issue of common stock
In settlement of development costs at
$.13 per share                              2,092,980         209      271,878              -          -         -             -            -        272,087

February 28, 2004, issue of common stock
In settlement of rental expenses and
accounts payable at $.29 per share          1,000,000         100      289,900              -          -         -             -            -        290,000

March 1, 2004, issue of common stock for
cash at $.09 per share                        600,000          60       53,940              -          -         -             -            -         54,000

March 1, 2004, issue of common stock
In settlement of office expenses
at $.18 per share                             350,000          35       62,965              -          -         -             -            -         63,000

April 19, 2004 issue of common stock for
cash at $.12 per share                        112,122          11       13,444              -          -         -             -            -         13,455

January through November of 2004 issue of
common stock In settlement of
representation costs at $.20 per share      9,063,250         906    1,778,864              -          -         -      (976,089)           -        803,681

May 27, 2004, issue of common stock
In settlement of professional fees
at $.20 per share                              25,000           2        4,998              -          -         -             -            -          5,000

May 27, 2004, issue of common stock for
cash at $.12 per share                         75,000           8        8,992              -          -         -             -            -          9,000

June 24, 2004 issue of common stock for
at $.15 per share                             280,000          28       40,572              -          -         -             -            -         40,600

July 21, 2004 issue of common stock for
cash at $.15 per share                         43,333           4        6,466              -          -         -             -            -          6,470

November 22, 2004 issue of common stock
for cash at $.04 per share                    670,166          67       29,933              -          -         -             -            -         30,000

Net (loss) year ended November 30, 2004                                                                                           (2,774,149)     (2,774,149)
                                           ----------------------------------------------------------------------------------------------------------------
Balance November 30, 2004                  66,488,743       6,649  $11,687,076              - $1,000,000       100    (1,098,923) (11,265,217)      (670,315)

December 3, 2004, issue of common stock
for cash at $.04 per share                    873,333          87       32,913              -          -         -             -            -         33,000

December 2004 through August
2005 issue of common stock
In settlement of representation costs
at $.15 per share                           6,650,600         665      977,023              -          -         -       879,814            -      1,857,502

January 5,2005 issue of common stock for
cash at $.04 per share                      1,875,000         187       75,813              -          -         -             -            -         76,000

January through September
2005, issue of common stock
In settlement of consulting fees
at $.14 per share                           6,695,600         670      905,445              -          -         -      (119,946)           -        786,169

February 1, 2005, issue of common stock
for cash at $.05 per share                  2,144,775         214      106,286              -          -         -             -            -        106,500

February through May 2005, issue of
common stock In settlement of development
costs at $.19 per share                    17,866,666       1,787    3,315,213              -          -         -    (1,584,318)           -      1,732,682

March 15, 2005 issue of common stock for
cash at $.09 per share                      1,317,000         132      118,398              -          -         -             -            -        118,530

March 28, 2005 issue of common stock for
cash at $.04 per share                        798,500          80       31,785              -          -         -             -            -         31,865

April 7, 2005, issue of common stock
In settlement of accounts payable
at $.16 per share                           3,750,000         375      599,625              -          -         -             -            -        600,000

April 27, 2005 issue of common stock for
cash at $.07 per share                        100,000          10        6,990              -          -         -             -            -          7,000

May 5, 2005 issue of common stock for cash
at $.16 per share                           4,454,000         445      708,420              -          -         -             -            -        708,865

May through November of 2005 issue of
common stock
In settlement of administrative salarie     8,711,200         871    1,733,629              -          -         -             -            -      1,734,500

May through October 2005, issue of common
stock In settlement of office expenses
at $.16 per share                             530,000          53       85,247              -          -         -             -            -         85,300

October 28, 2005 issue of common stock for
cash at $.07 per share                      1,015,000         101       70,573              -          -         -             -            -         70,674

Net (loss) year ended November 30, 2005             -           -            -              -          -         -             -   (7,289,530)    (7,289,530)

See the accompanying notes to the financial statements.

                      Millenia Hope, Inc.
                  (A Development Stage Company)
      Consolidated Statement of Stockholders' Equity (Deficit)
      Inception (December 24, 1997) through November 30, 2006
                                                                                                                                                              (Deficit)
                                                                                                                                                             Accumulated
                                                                                                                                           Deferred           During the
                                            Common Stock                    Paid in         Subscriptions   Treasury Stock                   Stock           Development
                                               Shares       Amount          Capital          Receivable         Shares         Amount     Compensation           Stage            Total
                                         ----------------------------------------------------------------------------------------------------------------------------------------------------------

Balance November 30, 2005                  123,270,417   $   12,327    $  20,454,435               -         1,000,000    $    100      $  (1,923,371)       $ (18,553,747)    $   (10,256)

Cancellation of treasury shares                      -            -              100               -        (1,000,000)       (100)                 -                    -               -

Convertible debt warrants                            -            -          599,244               -                 -           -                  -                    -         599,244

December 2005 Through Nov 2006
issue of common stock in
settlement of development costs
at $0.04 per share                          23,820,300        2,382          941,939               -                 -           -            (42,751)                   -         901,570

December 2005 Through Sept 2006
issue of common stock in
settlement of representation costs
at $0.06 per share                           2,600,000          260          134,990               -                 -           -                  -                    -         135,250

December 2005 Through Nov 2006
issue of common stock in
settlement of administrative salaries
at $0.07 per share                          19,939,750        1,994         1,307,686              -                 -           -                  -                    -       1,309,680

January 2006 Through Nov 2006
issue of common stock in
settlement of consulting fees
at $0.06 per share                           6,125,000          612          342,138               -                 -           -                  -                    -         342,750

March 2006 Through Nov 2006
issue of common stock in
settlement of office expenses
at $0.10 per share                               7,170            1              716               -                 -           -                  -                    -             717

June 2006 issue of
dividend of subsidiary stock                         -            -             (240)              -                 -           -                  -                    -            (240)

                       Millenia Hope, Inc.
                  (A Development Stage Company)
      Consolidated Statement of Stockholders' Equity (Deficit)
      Inception (December 24, 1997) through November 30, 2006
                                                                                                                                                                  (Deficit)
                                                                                                                                                                 Accumulated
                                                                                                                                               Deferred           During the
                                            Common Stock                      Paid in         Subscriptions   Treasury Stock                     Stock           Development
                                               Shares         Amount          Capital          Receivable         Shares         Amount      Compensation           Stage         Total
                                         ----------------------------------------------------------------------------------------------------------------------------------------------------------

July 2006 issue of common stock
in settlement of business
development cost at $0.06 per share          3,667,000          367          219,653               -                 -           -                  -                    -         220,020

January 17, 2006
issue of common stock
for cash
at $0.09 per share                             520,000           52           45,708               -                 -           -                  -                    -          45,760

January 30, 2006
issue of common stock
for cash
at $0.09 per share                             800,000           80           70,320               -                 -           -                  -                    -          70,400

March 16, 2006
issue of common stock
for cash
at $0.09 per share                             300,000           30           25,970               -                 -           -                  -                    -          26,000

June 13, 2006
issue of common stock
for debt payment
at $0.06 per share                             500,000           50           29,950               -                 -           -                  -                    -          30,000

June 20, 2006
issue of common stock
for debt payment
at $0.07 per share                             500,000           50           34,950               -                 -           -                  -                    -          35,000

                     Millenia Hope, Inc.
                 (A Development Stage Company)
      Consolidated Statement of Stockholders' Equity (Deficit)
      Inception (December 24, 1997) through November 30, 2006
                                                                                                                                                                  (Deficit)
                                                                                                                                                                 Accumulated
                                                                                                                                               Deferred           During the
                                            Common Stock                      Paid in         Subscriptions   Treasury Stock                     Stock           Development
                                               Shares         Amount          Capital          Receivable         Shares         Amount      Compensation           Stage         Total
                                         ----------------------------------------------------------------------------------------------------------------------------------------------------------
July 5, 2006
issue of common stock
for debt payment
at $0.08 per share                             500,000           50           39,950               -                 -           -                 -                    -           40,000

July 12, 2006
issue of common stock
for debt payment
at $0.06 per share                             500,000           50           29,950               -                 -           -                 -                    -           30,000

July 25, 2006
issue of common stock
for debt payment
at $0.06 per share                             500,000           50           29,950               -                 -           -                 -                    -           30,000

July 31, 2006
issue of common stock
for cash
at $0.03 per share                           2,950,000          295           98,785               -                 -           -                 -                    -           99,080

July 31, 2006
issue of common stock
for debt payment
at $0.06 per share
                                               500,000           50           29,950               -                 -           -                 -                    -           30,000
Sept 5, 2006
issue of common stock
for debt payment
at $0.04 per share                             500,000           50           19,950               -                 -           -                 -                    -           20,000

Sept 5, 2006
issue of common stock
for cash
at $0.02 per share                              50,000            5              995               -                 -           -                 -                    -            1,000

                       Millenia Hope, Inc.
                  (A Development Stage Company)
      Consolidated Statement of Stockholders' Equity (Deficit)
      Inception (December 24, 1997) through November 30, 2006

                                                                                                                                                                 (Deficit)
                                                                                                                                                                Accumulated
                                                                                                                                              Deferred           During the
                                           Common Stock                      Paid in         Subscriptions   Treasury Stock                     Stock           Development
                                              Shares         Amount          Capital          Receivable         Shares         Amount      Compensation           Stage          Total
                                         --------------------------------------------------------------------------------------------------------------------------------------------------------------

Sept 13, 2006
issue of common stock
for debt payment
at $0.03 per share                             500,000           50           14,950               -                 -           -                 -                    -           15,000

Sept 22. 2006
issue of common stock
for debt payment
at $0.05 per share                             500,000           50           24,950               -                 -           -                 -                    -           25,000

Sept 27, 2006
issue of common stock
for debt payment
at $0.04 per share                             500,000           50           19,950               -                 -           -                 -                    -           20,000

Oct 3, 2006
issue of common stock
for debt payment
at $0.03 per share                             500,000           50           14,950               -                 -           -                 -                    -           15,000

Nov 2, 2006
issue of common stock
for cash
at $0.03 per share                           1,506,000          151           44,197               -                 -           -                 -                    -           44,348

                      Millenia Hope, Inc.
                 (A Development Stage Company)
      Consolidated Statement of Stockholders' Equity (Deficit)
      Inception (December 24, 1997) through November 30, 2006

                                                                                                                                                                  (Deficit)
                                                                                                                                                                 Accumulated
                                                                                                                                               Deferred           During the
                                            Common Stock                      Paid in         Subscriptions   Treasury Stock                     Stock           Development
                                               Shares         Amount          Capital          Receivable         Shares         Amount      Compensation           Stage         Total
                                         ----------------------------------------------------------------------------------------------------------------------------------------------------------

Nov 16, 2006 issue of common stock
for debt payment at $0.02 per share          1,494,080          149           29,733               -                 -           -                  -                    -           29,882

Nov 30, 2006 issue of common stock
for cash at $0.02 per share                    600,000           60            8,940               -                 -           -                  -                    -           9,000

2004 deferred consulting
compensation expended
year end Nov 30, 2006                                -            -                -               -                 -           -             19,250                    -          19,250

2004 deferred representation
expense expended
year end Nov 30, 2006                                -            -                -               -                 -           -             87,875                    -          87,875

2005 deferred consulting
compensation expended
year end Nov 30, 2006                                -            -                -               -                 -           -            223,530                    -         223,530

2005 deferred representation
 expended year end Nov 30, 2006                      -            -                -               -                 -           -              8,400                    -           8,400

2005 deferred development
expended year end Nov 30, 2006                       -            -                -               -                 -           -          1,374,077                    -       1,374,077

Net (loss) year ended Nov 30, 2006                                -                -               -                 -           -                  -           (8,105,288)     (8,105,288)
                                         ----------------------------------------------------------------------------------------------------------------------------------------------------------

Balance Nov 30, 2006                       193,149,717   $   19,315     $ 24,614,759               -                 -        $  -         $ (252,990)      $ (26,659,035) -   $(2,277,951)
                                         ==========================================================================================================================================================

See the accompanying notes to the financial statements.

                         Millenia Hope Inc.
                   (A Development Stage Company)
               Consolidated Statements of Cash Flows
            Years Ended November 30, 2006 and 2005, and
   the Period From Inception (December 24, 1997) to November 30, 2006

                                                                             Year Ended        Year Ended       Inception to
                                                                            November 30        November 30       November 30,
                                                                                2006              2005              2006
                                                                                ----              ----              ----

  Operating Activities
Net (Loss)                                                                  $ (8,105,288)       (7,288,530)     $(26,659,035)
   Depreciation                                                                   55,294               669           167,232
    Amortization of discount on convertible note payable                         133,165                 -           133,165
   (Gain) loss on disposition of  subsidiary                                           -                 -          (737,262)
   Sale of investment in subsidiary for services                                       -                 -            10,800
   Issue of capital stock for services                                         4,623,119         6,196,153        14,638,721
   Issue of common stock for interest expense and payables                       230,571           600,000           830,571
   Issue of subsidiary capital stock for services                                400,000                 -           469,875
   Issue of note for other development costs                                           -                 -           817,226
           (subsequently converted to warrants)
   Settlement of subscription receivable in exchange
           for marketing services                                                      -                 -           256,250
  Accrued interest income                                                              -                 -           (84,098)
  Accrued interest expense                                                             -                 -            29,574
  Interest expense settled with issuance of note                                       -                 -            27,770
          (subsequently converted to warrants)
   Write-off of inventory                                                         62,453                 -            62,453
   Write-off of leasehold improvements                                                 -                 -             2,663
   Write-off of notes receivable, related parties                                      -                 -           629,739
   Write-off of other assets                                                           -                 -         2,799,999
    Minority Interest in net (loss)                                              (96,784)                -           (96,784)
    (Increase) in Current Assets                                                (405,333)          (92,177)         (497,510)
   (Decrease) Increase in accounts payable and accrued liabilities               614,172          (571,753)          792,532
                                                                            ------------      ------------      ------------

Cash (used in) operating activities                                           (2,488,631)       (1,155,638)       (6,406,119)
                                                                            ------------      ------------      ------------

Financing Activities
     Bank Overdraft                                                               (3,408)            3,236                 -
     Advances from related parties                                               432,361               (32)        1,799,822
     Proceeds from convertible note payable                                    2,000,000                 -         2,000,000
     Payments on convertible note payable                                       (179,150)                -          (179,150)
     Proceeds from notes payable                                                 725,459                 -           725,459
     Payments on notes payable                                                   (81,000)          (81,000)
     Issuance of capital stock for cash                                          295,588         1,152,434         2,496,590
     Contribution to paid in capital                                                   -                 -         1,318,347
                                                                            ------------      ------------      ------------

Cash provided by financing activities                                          3,189,850         1,155,638         8,080,068
                                                                            ------------      ------------      ------------

Investing activities
     Additions to fixed assets                                                  (698,637)                -          (827,352)
     Deposits on future acquisition                                                    -                 -        (1,000,000)
     Issue of stock for subsidiary cash balance                                        -                 -            40,628
     Repayment of subsidiary related party note receivable                             -                 -            34,233
     Collection of subsidiary share subscription receivable                            -                 -            83,331
     Note receivable                                                                   -                 -            (2,207)
                                                                            ------------      ------------      ------------

Cash flows (used in) investing activities                                       (698,637)                -        (1,671,367)
                                                                            ------------      ------------      ------------
Increase in cash                                                                   2,582                 -             2,582

Cash and cash equivalents
      Beginning of period                                                              -                 -                 -
                                                                            ------------      ------------      ------------

      End of period                                                         $      2,582      $          -      $      2,582
                                                                            ============      ============      ============

Supplemental Cash Flow Information
  Cash Paid for Income Taxes                                                $          -      $          -      $          -
                                                                            ============      ============      ============
  Cash Paid for Interest                                                    $     77,932      $          -           257,144
                                                                            ============      ============      ============

Issuance of capital stock for convertible note repayment                    $     89,311      $          -      $     89,311
                                                                            ============      ============      ============
Issuance of subsidiary stock for debt repayment                             $    225,560      $          -      $    225,560
                                                                            ============      ============      ============
Issuance of subsidiary stock as dividend                                    $        240      $          -      $        240
                                                                            ============      ============      ============
Issuance of warrants associated with convertible note payable               $    599,244      $          -      $    599,244
                                                                            ============      ============      ============
Cancellation of treasury shares                                             $        100      $          -      $        100
                                                                            ============      ============      ============

See the accompanying notes to the financial statements.

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to the Consolidated Financial Statements
November 30, 2006

1.    Organization and Basis of Presentation

      Millenia Hope Inc. was incorporated in the State of Delaware on December
      24, 1997. Through its acquisition of the patent rights for MMH
      Malarex(TM), the Company participates in the treatment and prevention of malaria. The Company is continuing its clinical trials and product refinement. The Company has received selling authorization in 18 African and one Caribbean country. Through its subsidiary, Millenia Hope
      Pharmaceuticals, the Company participates in accessing sources of biologically active compounds, plants, to discover, develop and produce new products for human health and well being.

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

      Fair Value of Financial Instruments

      Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of
      November 30, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.
      These financial instruments include cash, accounts payable and accrued liabilities, notes payable and convertible notes payable. Fair values were assumed to approximate carrying values for financial instruments because they are short term in nature, their carrying amounts approximate fair values, and they are payable on demand. The fair value of the convertible debentures approximates its carrying value based on current market conditions for similar debt instruments.

      Impairment of Long-Lived Assets

      Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted cash flows expected to be generated, by the asset. If such assets are considered to be impaired, the impaired to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
      Management believes there are no such impairments at November 30, 2006.

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to the Consolidated Financial Statements
November 30, 2006

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with original maturities of ninety days or less and bank indebtedness to be cash and cash equivalents.

      Property and Equipment

      Property and equipment is recorded at cost and depreciated using the declining balance method, as follows:

         Furniture and fixtures                     5 years
         Equipment                                  5 years
         Leasehold improvements                     5 years on the straight line

      Repairs and maintenance are charged to operations as incurred and expenditures for significant improvements are capitalized. The cost of property and equipment retired or sold, together with the related accumulated depreciation, are removed from the appropriate asset and depreciation accounts, and the resulting gain or loss is included in operations. Depreciation expense for the years ended November 30, 2006 and
      2005 was $55,294 and $669, respectively.

      Revenue Recognition

      The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

      Accounts Receivable

      Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. The Company's standard credit terms are net 30 days.

      Stock-Based Compensation - Transition and Disclosure

      The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

      The Company accounts for stock based compensation in accordance with SFAS
      123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in
      Accounting Principles Board Opinion 25, "Accounting for Stock Issued to
      Employees" ("APB 25") but disclose the pro forma effects on net income
      (loss) had the fair value of the options been expensed. The Company had elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to the Consolidated Financial Statements
November 30, 2006

      In December 2004, FASB issued SFAS No. 123(R), "Share-based Payment"
      ("SFAS No. 123R") and requires companies to measure all stock compensation awards using a fair value method and recognize the related compensation cost in its financial statements. This statement replaces SFAS No. 123
      "Accounting for Stock Based Compensation," and supersedes ABP Opinion No.
      25, "Accounting for Stock Issued to Employees." Beginning with the
      Company's quarterly period that begins on December 1, 2006, the Company will adopt the provisions of SFAS No. 123R and will be required to expense the fair value of employee stock options and similar awards in the financial statements.
      The Company has no compensation cost relating to unvested portion of awards granted prior to the date of adoption to recognize at the time of adoption.

      Debt with Detachable Warrant

      The Company accounts for the issuance of detachable stock purchase warrants in accordance with Accounting Principles Board Opinion No. 14
      ("APB No. 14"), whereby the fair value of the debt and the detachable warrants are separately measured and the proceeds from the debt are allocated on a pro-rata basis to both the debt and the detachable warrants. The resulting discount from the fair value of the debt allocated to the warrants, which is accounted for as paid-in capital, is amortized over the estimated life of the debt.

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

      Recent Pronouncements

      In February 2006, the Financial Accounting Standards Board ("FASB") issued
      SFAS 155, "Accounting for Certain Hybrid Financial Instruments." This
      Statement amends FASB Statements No. 133, Accounting for Derivative
      Instruments and Hedging Activities, and No. 140, Accounting for Transfers
      and Servicing of Financial Assets and Extinguishments of Liabilities. This
      Statement resolves issues addressed in Statement 133 Implementation Issue
      No. D1, "Application of Statement 133 to Beneficial Interests in
      Securitized Financial Assets." This Statement:

      a)    Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation
      b)    Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133
      c)    Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation
      d)    Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives
      e)    Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to the Consolidated Financial Statements
November 30, 2006

      The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of the fiscal year, provided the Company has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that the Company holds at the date of adoption on an instrument-by-instrument basis.

      Adoption of this Statement is required as of the beginning of the first fiscal year that begins after December 31, 2006. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

      In March 2006, the FASB issued SFAS 156, "Accounting for Servicing of
      Financial Assets." This Statement amends FASB Statement No. 140,
      Accounting for Transfers and Servicing of Financial Assets and
      Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This
      Statement:

      a)    Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.
      b)    Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
      c)    Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.
      d)    At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement
            115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.
      e)    Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

      Adoption of this Statement is required as of the beginning of the first fiscal year that begins after December 31, 2006. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

      In June 2006, the Financial Accounting Standards Board ("FASB") issued
      FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -
      an interpretation of FASB No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109 and provides guidance on recognizing, measuring, presenting and disclosing in the financial statements tax positions that a company has taken or expected to take on a tax return. FIN 48 is effective for fiscal years beginning after December
      15, 2006. The Company at this time has not evaluated the impact, if any, of adopting FIN 48 on its financial statements.

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to the Consolidated Financial Statements
November 30, 2006

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements"
      ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements.
      SFAS 157 is effective for fiscal years beginning after November 15, 2007.
      The Company at this time has not evaluated the impact, if any, of SFAS 157 on its financial statements.

      In September 2006, the FASB issued Statement of Financial Accounting
      Standards No. 158, "Employers' Accounting for Defined Benefit Pension and
      Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company's fiscal year ending November 30, 2007. Additionally, SFAS
      No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the
      Company's fiscal year ending November 30, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 158 and does not expect that it will have a material impact on its financial statements.

      In September 2006, the United States Securities and Exchange Commission
      ("SEC"), adopted SAB No. 108, "Considering the Effects of Prior Year
      Misstatements when Quantifying Misstatements in Current Year Financial
      Statements." This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheets and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company's results of operations or financial position.

3.    Going Concern

      The accompanying financial statements have been prepared assuming the
      Company will continue as a going concern. The Company reported net losses of $8,105,288 and $7,288,530 for the years ended November 30, 2006 and
      2005 respectively, as well as reporting net losses of $26,659,035 from inception (December 24, 1997) to November 30, 2006. At November 30, 2006
      the Company had negative working capital of $1,129,486 and a Stockholders'
      Deficit of $2,277,951. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued
      to develop a strategic plan to develop a management team, maintain reporting compliance and establish long-term relationships to develop and distribute the product. Management anticipates generating revenue through the sales of MMH Malarex(TM) during the next fiscal year, as well as

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to the Consolidated Financial Statements
November 30, 2006

      revenue from several ongoing drug discovery contracts. The officers and directors of the Company have indicated their commitment to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead, although there can be no assurance of this commitment.

      The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.           Property and Equipment

                                                Accumulated        Balance
                                 Cost           Depreciation       November 30, 2006
                                 ----           ------------       -----------------

Equipment & Furniture            $549,746        $ 52,626          $497,120

Leasehold Improvements            148,891               -           148,891
                                 --------        --------          --------
                                 $698,637        $ 52,626          $646,011
                                 --------        --------          --------

      The leasehold improvements were made during the months of October and
      November, 2006, and accordingly, no amortization was recorded for the year ended November 30, 2006.

5.    Advances from Related Parties

      In February 2006, the Company received funds from a shareholder in the amount of $262,442. This was supposed to be the first portion of an agreed upon investment in the amount of $696,000. The balance of $433,558 was never remitted, in breach of said agreement. The $262,442 is being treated on the books of the Company as an advance from a related party until the
      Company and the related party settle this matter.

      A total of $169,919 was advanced from several persons, generally officers and/or employees, during the year ended November 30, 2006, and are non-interest bearing and unsecured. The advances from related parties are generally due within 12 months and are outstanding at November 30, 2006.

6.    Notes Payable

      As of November 30, 2006, the Company had $418,899 in notes payable outstanding.

      On August 24, 2006, the Company entered into a loan agreement with a third party in the amount of $315,000. The loan bears interest at 24% per annum and was extended until April 2007. In connection with the loan, the
      Company prepaid interest in the amount of $28,000. The loan is secured by intellectual property, equipment and the personal guarantee of the
      Company's CEO, Leonard Stella.

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to the Consolidated Financial Statements
November 30, 2006

      $65,250 was borrowed from a third party as an unsecured loan on September
      15, 2006 at an annual interest rate of 24% repayable May 23, 2007.

      During the year ended November 30, 2006, $38,649 was advanced to the
      Company by a third party. The amount is non-interest bearing and was paid in December 2006.

7.    Convertible Notes Payable

      On March 27, 2006 the Board of Directors of Millenia Hope approved a financing agreement for $2,000,000 with private investors (the "Investors").
      Under the terms of the agreement the Company has received the full $2,000,000 as of June 2006. For this financing, the Investors received secured convertible notes totaling $2,000,000 with a 6% interest rate and a maturity date of March
      2009. Interest is payable quarterly, on the average outstanding amount to that point, in cash or via the issuance of Millenia Hope common shares, at the discretion of the borrower (Millenia Hope) and only in the case of a payment default at the discretion of the lender. The notes are convertible, at the discretion of the borrower (Millenia Hope) and only in the case of a loan provision default at the discretion of the lenders, into shares of common stock of the Company at the average of the lowest three (3) trading prices for shares of common stock during the twenty (20)
      trading day period ending on trading day prior to the date a conversion notice is sent to the Company. The notes are secured by all of the Company's assets. As of November 30, 2006, the Company had repaid $268,461 of principal and also the interest to date.

      The Company also issued to private investors seven (7) year warrants to purchase 3,000,000 shares of common stock which are exercisable at an exercise price or $0.10 and another 3,000,000 shares of common stock which are exercisable at an exercise price of $0.25.

      The Warrants were valued using the Black-Scholes option pricing model based on the market price of the Common Stock on March 27, 2006. The
      Warrants were valued using the Black-Scholes method, an expected life of seven years, risk free interest rate of 4.69% and volatility of approximately 246%. The warrants exercisable at $0.10 per share have a resulting fair value of $299,707 and the warrants exercisable at $0.25 per share, have a fair value of $299,537.

      The total warrant valuation of $599,244 has been allocated to additional paid-in capital and will be amortized over the term of the debt, 36 months. Amortization expense during the fiscal year ended November 30,
      2006 was $133,165, and is included in interest expense in the accompanying financial statements.

      At November 30, 2006, the balance of the convertible debt was as follows:

      Convertible debt                                      $ 1,731,539
      Debt discount, net of amortization of $133,165       (466,079)
                                                           ------------
                                                            $ 1,265,460
                                                           ============

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to the Consolidated Financial Statements
November 30, 2006

8.    Contingent Liability and Commitments

      Legal proceedings have been instituted against the Company by a third party with respect to alleged services rendered to the Company. Payment of these services was to have been made by the Company by the issue of
      607,000 shares of common stock, which have not been issued. It is management's opinion that these services were never rendered and accordingly, no provision for this claim has been made in the accounts.

      The Company's subsidiary signed a new lease for a 5-year 3-month term commencing April 1, 2007 and ending July 1, 2012. The Company's subsidiary was granted a no-rent grace period, by the lessor, from April 1, 2007 to
      June 30, 2007. Rent is payable per the following schedule:
      Twelve months ended:

                  July 2008         $420,000
                  July 2009         $434,000
                  July 2010         $448,000
                  July 2011         $462,000
                  July 2012         $476,000

      The lease expense was approximately $350,000 for year-end November 30,
      2006 and $30,000 for the year ended November 30, 2005.

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

9.    Income Taxes

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
November 30, 2006

      The sources and tax effects of the differences are as follows:

          Income tax provision at
                the federal statutory rate    34%
               Effect of operating losses    (34)%
                                            ----
                                               -
                                            ====

      As of November 30, 2006, the Company has a net operating loss carryforward of approximately $10,000,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2027.
      The deferred tax asset of approximately $3,400,000 relating to the operating loss carryforward has been fully reserved at November 30, 2006.
      The increase in the valuation allowance related to the deferred tax asset was $700,000 during 2006. The principal difference between the accumulated deficit for income tax purposes and for financial reporting purposes results from non-cash stock compensation expense being charged to operations for financial reporting purposes.

10.   Non-Cash Financing and Investing Activities

      On February 28, 2000, the Company issued 4,644,156 warrants to settle the following related party notes and long-term debt:

--------------------------------------------------------------------------------

         Notes payable                             $    1,172,648
         Long-term debt                                   192,831
         Interest expense                                  27,770
                                                   --------------
                                                   $    1,393,249
                                                   --------------

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

On October 7, 2001, the Company purchased an interest in land, building and equipment (note 10) from a third party in exchange for a $500,000 deposit,
7,000,000 shares of the Company and 1,000,00 shares of the subsidiary company,
Sword Comp-Soft. Corp.

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
November 30, 2006

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

11.   Stockholders' Equity (Deficit)

      Common Stock
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
November 30, 2006

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
November 30, 2006

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
November 30, 2006

      Between January and September 2005, the Company issued 6,695,600 common shares for consulting services valued at $906,115. The share value was based on fair market value of these shares on the date the contracts were entered into. Of this amount $223,530 was recorded as deferred compensation and will be amortized over the terms of the agreements.

      Between February and May 2005, the Company issued 17,866,666 common shares for development costs valued at $3,317,000. The share value was based on fair market value of these shares on the date the contracts were entered into. Of this amount $1,584,318 was recorded as deferred compensation and will be amortized over the terms of the agreements.

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

      o     1,000,000 warrants exercisable to May 5, 2007 at a cost of $0.50 when shares are traded at $1.00 or higher.
      o     1,000,000 warrants exercisable to May 5, 2007 at a cost of $1.25 when shares are traded at $2.50 of higher.
      o     1,000,000 warrants exercisable to May 5, 2007 at a cost of $1.75 when shares are traded at $3.50 of higher.
      o     1,000,000 warrants exercisable to May 5, 2007 at a cost of $2.50 when shares are traded at $5.00 of higher.

      During the year ended November 30, 2006, the Company issued 2,600,000 common shares for representation costs valued at $135,250. The share value was based on fair market value of these shares on the date the contracts were entered into.

      During the year ended November 30, 2006, the Company issued 3,674,170 common shares for business development and offices services valued at
      $220,020. The share value was based on fair market value of these shares on the date the contracts were entered into.

      During the year ended November 30, 2006, the Company issued 6,125,000 common shares for consulting services valued at $342,750. The share value was based on fair market value of these shares on the date the contracts were entered into.

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to the Consolidated Financial Statements
November 30, 2006

      During the year ended November 30, 2006, the Company issued 23,820,300 common shares for development costs valued at $944,321. The share value was based on fair market value of these shares on the date the contracts were entered into. Of this amount $42,751 was recorded as deferred compensation and will be amortized over the terms of the agreements.

      During the year ended November 30, 2006 the Company issued 19,939,750
      Common shares for administrative salaries of $ 1,309,680. The share value was based on fair market value of these shares on the date the contracts were entered into.

      On January 17, 2006, the Company issued 520,000 common shares for $45,760 cash.

      On January 30, 2006, the Company issued 800,000 common shares for $70,400 cash.

      On March 16, 2006, the Company issued 300,000 common shares for $26,000 cash.

      On July 31, 2006, the Company issued 2,950,000 common shares for $99,080 cash.

      On Sept 5, 2006, the Company issued 50,000 common shares for $1,000 cash.

      On November 2, 2006, the Company issued 1,506,000 common shares for
      $44,348 cash.

      On November 23, 2006, the Company issued 600,000 common shares for $9,000 cash.

      Between June 13, 2006 and November 16, 2006 the Company issued 6,994,080 common shares, free trading per its SB-2 Registration Statement, for principal and interest payment of its convertible note payable, in the amount of $143,205.

      Stock-based Compensation

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

      As described above, on May 5, 2005, the Company issued warrants to purchase 4,000,000 shares of common stock to certain investors at prices ranging from $0.50 to $2.50; exercisable when the stock price reaches certain levels. The warrants expire on May 5, 2007. Using the
      Black-Scholes model for estimating fair value, these warrants, in the aggregate have a fair value of approximately $600,000, using a volatility of 213%, risk free interest rate of 3.58%, 0% dividends and an expected life of two years. No amounts are reflected in proforma financial statements as no warrants have become exercisable.

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to the Consolidated Financial Statements
November 30, 2006

      A summary of stock option and warrant activity is as follows:

                                                     Weighted     Weighted
                                      Number         average      average
                                        of           exercise      fair
                                      shares          price        value
                                      ------          -----        -----

         Balance at
           November 30, 2004          4,644,156       $  1.00      $  0.00
         Granted                      4,000,000       $  1.50         0.15
         Exercised/Forfeited                 --            --           --
         Balance at                   ---------       -------      -------
           November 30, 2005          8,644,156       $  1.00      $  0.15
         Granted                      6,000,000       $  0.18      $  0.10
         Exercised/Forfeited         (4,644,156)            -            -
                                     ----------       -------      -------
         Balance at
           November 30, 2006         10,000,000       $  0.18      $  0.12
                                     ==========       =======      =======

      The following table summarizes information about fixed-price stock options and warrants at November 30, 2006:

                                            Outstanding                              Exercisable
                                            -----------                              -----------
                                            Weighted        Weighted-
                           Weighted          Average        Average
         Exercise          Average         Contractual      Exercise         Number           Exercise
         Prices            Number              Life          Price         Exercisable          Price
         ------            ------              ----          -----         ---\-------          -----

         $0.18             6,000,000        6 1/4 yrs         $0.18             6,000,000        $0.18
         $1.50             4,000,000         2 years          $1.50                ---             --

11.   Significant Events

      On February 14, 2006 Millenia Hope Inc.'s Canadian subsidiary, Millenia Hope
      Pharmaceuticals, purchased intellectual property and research equipment from
      Avance Pharma, a non-related party, for $526,270 .

      On May 2, 2006 the Company authorized the preparation of an SB-2 Registration
      Statement for its subsidiary, Millenia Hope Pharmaceuticals Inc.

      On June 2, 2006, the Company transferred 7,592,000 common shares of its then wholly owned subsidiary Millenia Hope Pharmaceuticals, this being 19% of its then issued shares, to 2632-3345 Quebec Inc. in exchange for $225,560, the full balance of the loan payable, from an initial loan of $306,560 borrowed in
      February 2006. The balance was paid in cash.

      On June 5, 2006 the Company authorized the payment of a dividend, to all shareholders of record of July 3, 2006, consisting of 6% of the issued shares of its subsidiary Millenia Hope Pharmaceuticals Inc., a total of 2,400,000 shares valued at its par value $0.0001 per share or $240. The shares are to be issued from those held by the Company and were valued at the original cost of the investment of the Company.

      On June 26, 2006 the Company held its annual shareholders meeting in Delaware.
      By an affirmative vote of 52.3% of all the common shares issued and outstanding, as of the record date of June 16, 2006, the shareholders authorized the Company to amend the Certificate of incorporation to increase the authorized capital from 180 million common shares to 280 million common shares. There were 7,850 shares voting against this proposition and 62,989,626 or 46.47% of the outstanding shares abstained from voting.

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to the Consolidated Financial Statements
November 30, 2006

      On September 8, 2006, the Company transferred 12,800,000 common shares that it owned in Millenia Hope Pharmaceuticals, valued at $ 400,000, to a Canadian
      Corporation, as payment in full for the rights and interests in 3 patent applications it had for the methods and compositions for the treatment of conditions involving weight loss, anorexia and obesity. As a result, the Company owns 43% of Millenia Hope Pharmaceuticals.
12. Subsequent Events

      Between December 1, 2006 and March 31, 2007, the Company issued 11,325,000 common shares for services with a fair market value on the contract date of
      $431,500 and 17,569,622 common shares for $317,631 cash and 1,000,000 common shares, under a SB-2 Registration Statement, in payment of $26,450 of convertible note debt.

      On December 11, 2006, the Company entered into an agreement with an unrelated company to secure the rights for a method for treating hyper-cholesterol in all indications and conditions. The Company issued 8,750,000 shares of its common stock, which are included in the shares issued above, plus a note payable in the amount of $800,000, due August 31, 2007, bearing interest at 7% after the due date.

