Form 10QSB
period 2007-02-28
MILLENIA HOPE INC
filed 2007-04-20
CIK 1060827

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At April 19, 2007 Issuer had 224,544,339 outstanding shares of Common Stock.

                                      INDEX

PART I: FINANCIAL INFORMATION

   Item 1. Financial Statements

        Consolidated Balance Sheet (Unaudited) at February 28, 2007.

        Consolidated Statements of Operations (Unaudited) for the three months ended February 28, 2007 and February 28, 2006 and from inception (December 24, 1997) to February 28, 2007.

        Consolidated Statements of Cash Flows (Unaudited) for the three months ended February 28, 2007 and February 28, 2006 and from inception (December 24, 1997) to February 28, 2007.

        Notes to the Consolidated Financial Statements (Unaudited)

   Item 2. Plan of Operations

   Item 3. Controls and procedures

PART II. Other Information

   Item 2. Sale of Unregistered Securities

   Item 6. Exhibits and Reports on Form

SIGNATURES

                               Millenia Hope Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                               February 28, 2007
                                   (Unaudited)

                                                                           Feb. 28, 2007          Nov. 30, 2006
                                              Assets

Current Assets
Cash                                                                       $     58,518            $      2,582
Prepaid expenses                                                                443,561                 397,994
Research Tax Credits receivable                                                 470,013                       -
Accounts and taxes receivable                                                     1,063                  37,063
                                                                           ------------            ------------
Total Current Assets                                                            973,155                 437,639

Property and equipment, net                                                     629,583                 646,011
                                                                           ------------            ------------

                                                                           $  1,602,738            $  1,083,650
                                                                           ============            ============

                     Liabilities & Stockholders' (Deficit)

Current Liabilities
Accounts Payable and Accrued Liabilities                                   $    611,481            $    745,865
Advances from related parties                                                   574,590                 432,361
Notes Payable                                                                 1,446,000                 418,899
                                                                           ------------            ------------
Total Current Liabilities                                                     2,632,071               1,567,125
                                                                           ------------            ------------

Convertible Note Payable, net                                                 1,199,996               1,265,460

Minority Interest                                                               716,128                 529,016

Stockholders' (Deficit)
Preferred Stock, $.0001 par value 50,000,000 shares authorized
none issued and outstanding                                                           -                       -

  Common Stock, $.0001 par value; 280,000,000 shares authorized,
  223,044,339 shares issued and outstanding - February 28, 2007
  193,149,717 shares issues and outstanding - November 30, 2006                  22,304                  19,315

  Paid in Capital                                                            25,451,401              24,614,759
  Deferred Stock Compensation                                                   (27,740)               (252,990)
  (Deficit) Accumulated During the Development Stage                        (28,391,422)            (26,659,035)
                                                                           ------------            ------------
                                                                             (2,945,457)             (2,277,951)
                                                                           ------------            ------------

                                                                           $  1,602,738            $  1,083,650
                                                                           ============            ============

See the accompanying notes to the consolidated financial statements.

                               Millenia Hope Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
         Three months ended February 28, 2007 and February 28, 2006, and the Period From Inception (December 24, 1997) to February 28, 2007
                                   (Unaudited)


                                                   Three months           Three months
                                                       ended                  ended              Inception to
                                                   February 28,           February 28,           February 28,
                                                       2007                   2006                   2007
                                                       ----                   ----                   ----

Revenues                                          $     359,387          $      81,460          $   2,317,837

Cost of Sales                                                 -                      -                789,540
                                                  -------------          -------------          -------------

Gross Profit                                            359,387                 81,460              1,528,297
                                                  -------------          -------------          -------------

Operating Expenses
Biotech Wages                                           169,279                      -                817,794
Administrative Salaries                                  35,425                103,880              4,782,761
Marketing                                                81,079                143,282              6,055,617
Development                                             945,427                624,305              7,338,617
Patent rights                                                 -                      -              1,005,827
Selling, general and administrative                     503,949                295,886              6,463,027
                                                  -------------          -------------          -------------
                                                      1,735,159              1,167,353             26,463,643
                                                  -------------          -------------          -------------

Operating (Loss)                                     (1,375,772)            (1,085,893)           (24,935,346)
                                                  -------------          -------------          -------------

Other income (expense)
Gain on disposition of subsidiary                             -                      -                737,262
Interest Income                                               -                 13,500                131,323
Interest expense                                       (169,503)                     -               (736,489)
Write-off of leasehold improvements, inventory                -                      -                (68,106)
Write-off of notes receivable, related parties                -                      -               (629,739)
Write-off of other assets                                     -                      -             (2,799,999)
                                                  -------------          -------------          -------------
                                                       (169,503)                13,500             (3,365,748)
                                                  -------------          -------------          -------------

(Loss) before minority interest                      (1,545,275)            (1,072,393)           (28,301,094)

Minority Interest                                      (187,112)                     -                (90,328)
                                                  -------------          -------------          -------------

Net (Loss)                                        $  (1,732,387)         $  (1,072,393)         $ (28,391,422)
                                                  =============          =============          =============


Per share information - basic and diluted:
Weighted Average Number of Common
  Shares Outstanding                                212,576,876            131,200,335
                                                  =============          =============

(Loss) Per Common Share                           $       (0.01)         $       (0.01)
                                                  =============          =============

See the accompanying notes to the consolidated financial statements.

                               Millenia Hope Inc.
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
         Three months ended February 28, 2007 and February 28, 2006 and the Period From Inception (December 24, 1997) to February 28, 2007
                                  (Unaudited)

                                                                    Three Months        Three Months         Inception to
                                                                       Ended               Ended             February 28,
                                                                 February 28, 2007   February 28, 2006           2007
                                                                 -----------------   -----------------           ----
Operating Activities
 Cash (used in) operating activities                                   (519,306)           (159,630)         (6,925,425)
                                                                    -----------         -----------         -----------

Financing Activities
   Bank Overdraft                                                             -              (3,408)                  -
   Advances from related parties                                        142,229             594,947           1,942,051
   Proceeds from convertible note payable                                     -                   -           2,000,000
   Payments on convertible note payable                                 (95,622)                  -            (274,772)
   Proceeds from notes payable                                          227,101                   -             952,560
   Payments on notes payable                                                  -                   -             (81,000)
   Issuance of capital stock for cash                                   318,131             116,160           2,814,721
   Contribution to paid in capital                                            -                   -           1,318,347
                                                                    -----------         -----------         -----------

Cash provided by financing activities                                   591,839             707,699           8,671,907
                                                                    -----------         -----------         -----------

Investing activities
   Additions to fixed assets                                            (16,597)           (526,270)           (843,949)
   Deposits on future acquisition                                             -                   -          (1,000,000)
   Issue of stock for subsidiary cash balance                                 -                   -              40,628
   Repayment of subsidiary related party note receivable                      -                   -              34,233
   Collection of subsidiary share subscription receivable                     -                   -              83,331
   Note receivable                                                            -                   -              (2,207)
                                                                    -----------         -----------         -----------

Cash flows provided by (used in) investing activities                   (16,597)           (526,270)         (1,687,964)
                                                                    -----------         -----------         -----------

Increase (decrease) in cash                                              55,936              21,799              58,518

Cash and cash equivalents
   Beginning of period                                                    2,582                   -                   -
                                                                    -----------         -----------         -----------

   End of period                                                    $    58,518         $    21,799         $    58,518
                                                                    ===========         ===========         ===========

Supplemental Cash Flow Information
   Cash Paid for Income Taxes                                       $         -         $         -         $         -
                                                                    ===========         ===========         ===========
   Cash Paid for Interest                                           $         -         $         -         $   257,144
                                                                    ===========         ===========         ===========

Issuance of capital stock for convertible note Repayment            $    19,332         $         -         $   108,643
                                                                    ===========         ===========         ===========
Issuance of subsidiary stock for debt repayment                     $         -         $         -         $   225,560
                                                                    ===========         ===========         ===========
Issuance of subsidiary stock as dividend                            $         -         $         -         $       240
                                                                    ===========         ===========         ===========
Issuance of warrants associated with convertible note payable       $         -         $         -         $   599,244
                                                                    ===========         ===========         ===========
Cancellation of treasury shares                                     $         -         $         -         $       100
                                                                    ===========         ===========         ===========

                               MILLENIA HOPE INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2007
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Millenia Hope Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. The financial statements reflect all adjustments consisting of normal recurring adjustments, in the opinion of management, necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto of Millenia Hope Inc. as of November 30, 2006, and the periods then ended on Form 10KSB as filed with the Securities and Exchange Commission.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Millenia Hope Inc., the parent company, and Millenia Hope Pharmaceuticals, a Canadian Corporation, the Company's subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3.  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $ 1,732,387 for the three months ended February 28, 2007 as well as reporting net losses of $28,391,422 from inception (December 24, 1997). As reported on the consolidated statements of cash flows, the Company had deficit cash flows from operating activities of $519,306, for the three months ended February 28, 2007 and has reported deficit cash flows from operating activities of $ 6,925,425 from inception (December 24, 1997). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $2,814,721 and term debt $4,619,839, which is partially related party debt.

Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to maintain reporting compliance and establish long-term relationships with other major organizations to distribute the product MMH(TM)MALAREX /MMH(TM) 18 as well as generating revenue from its subsidiary Millenia Hope Biopharma. Management anticipates generating revenue through the sales of MMH(TM) MALAREX /MMH(TM) 18 during this fiscal year and revenue from its subsidiary company. The directors and officers of the company have committed to fund the operations of the organization during the next fiscal year until the company can generate sufficient cash flow from operations to meet current operating expenses and overhead.

Note 4   STOCKHOLDERS' EQUITY

During the period ended February 28, 2007, the Company issued 11,325,000 shares of common stock, pursuant to Regulation S, in settlement of consulting services, development costs, and administration salaries valued at $431,500. During the period ended February 28, 2007, the Company issued 17,569,622 shares of common stock, pursuant to Regulation S, for $318,131 cash received and 1,000,000 common shares, under an SB-2 Registration Statement, in payment of $90,000 of Convertible Note debt.

Note 5   REFUNDABLE TAX CREDITS

The federal government of Canada and the state of Quebec give refundable tax credits to Canadian companies engaged in scientific research and development, based on specific expenditure criterion. Millenia Hope Pharmaceuticals has qualified for these tax credits based on the research work it carries on and on the salaries they paid and other expenditures incurred. The Company has claimed a total of $470,013, the net amount to be received by Millenia Hope Pharmaceuticals after deducting the amount due to their tax credit professionals.

Millenia Hope Pharmaceuticals has already received acceptance of its $229,000 claim, for said tax credits, from the government of Canada and expects to shortly receive its acceptance of its $ 241,000 claim from the government of Quebec.

Note 6   SIGNIFICANT EVENTS

On December 11, 2006, the Company entered into an agreement with an unrelated company to secure the rights for a method for treating hyper-cholesterol in all indications and conditions. The Company issued 8,750,000 shares of its common stock plus a note payable in the amount of $800,000 payable by August 31, 2007, bearing interest at 7% after that date.



Note 7   SUBSEQUENT EVENTS

Between March 1, 2007 and April 19, 2007, the company issued 1,500,000 common shares, under an SB-2 Registration Statement, in payment of $90,000 of Convertible Note debt.

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

Millenia has endeavored diligently to position MALAREX/MMH(TM)18 as an accepted control agent for the treatment and prevention of malaria, a $10 billion market, throughout the world. We believe that MALAREX/MMH(TM)18 is a highly effective anti-malarial drug, and will be made available at prices that are competitive for a new anti-malarial agent with no parasitic resistance. The availability and pricing of MALAREX/MMH(TM)18, and its lack of harmful side effects, will ensure its use in the fight against malaria. To this end, the company is involved in ongoing clinical trials of MALAREX/MMH(TM)18, to be monitored by regional offices of the World Health Organization (WHO) designed to get MALAREX/MMH(TM)18 global recognition as an anti-malarial treatment. This will allow organizations, such as the Global Fund and other international Non-Governmental Agencies (NGO), to fund the purchase of our products on behalf of different countries.

Millenia are also pursuing its patent application (pending) to identify potent inhibitors of a specific HIV enzyme, RNase H. There is a substantial amount of information in the literature to indicate that inhibition of this enzyme or certain mutations in the domain of this enzyme leads to the inhibition of HIV replication. These observations are of the paramount importance to support our drug development program for this enzyme target, that will lead to a successful outcome. Successful development of a drug that targets HIV RNase H will play an important role in the treatment of HIV/AIDS patients who have become resistant to current therapy. The revenue of a first in class, orally bio-available drug that targets HIV RNase H is estimated at US $350-$500 million, per year. The current market for HIV drugs is about US$ 6 billion estimated to reach US$ 10 billion by 2010. Professor Michael A. Parniak (University of Pittsburgh School of Medicine) presented some of our results at the 12th conference on Retroviruses and Opportunistic Infections in Boston, Massachusetts (February
2005).

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

The Millenia " Hope Village" project, an original concept of Millenia Hope in lock step with the objectives of the UN's Millenium Development Goals, is showing steady progress with a June 2006 meeting, in Geneva, between Millenia's CEO, Leonard Stella, and the African co-ordinator of our project. Preliminary criteria and parameters are being defined by our African foundation partners and a further concretizing of the details timetable should happen between Q3-Q4 of 2006. As stated on the U.N. Millenia Project's website, "The underlying principal for each Millenia Village is that community empowerment, participation and leadership are key to designing and implementing the solutions."

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

Taking the aforementioned into account, as of February 28, 2007, Millenia Hope had received 18 sales authorizations from West African nations, Congo (Brazzaville) and Guinea (Conakry), Togo, Burundi, Central African Republic, Benin, Gabon, Chad, Niger, Mali, Senegal, Democratic Republic of Congo, Guinea (Equatorial), Cameroon, Ghana, Sierra Leone, Mauritania and Burkina Faso, and one from the Caribbean nation of the Dominican Republic. These authorizations mean that we have the right currently, without doing any further testing or receiving any further approval, to sell MALAREX/MMH(TM)18 to any individual, group, company or NGO or Governmental Agency in those countries. We are also awaiting sales authorizations from several other African nations. In fact, as of September 2005 Millenia had 2 MALAREX/MMH(TM)18 sales, one in Guinea Conakry and one in Mali. We are actively working with other groups and individuals to conclude further sales of MALAREX/MMH(TM)18. The only cost to concluding future sales is the normal day-to-day operating costs of our business. Based on management's best estimates, Millenia hopes to conclude on several large orders for MALAREX/MMH(TM)18, in at least 2 major markets during fiscal 2007. We have concluded an intensive marketing effort in Africa led by our CEO, in Spring - Summer 2006. Helping us coordinate our effort in this area, as well as in other strategic areas, is the firm of Henan, Blakie. Henan Blakie's knowledge of the international markets will continue to give Millenia a great lead to future sales and opportunities.

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

On February 14, 2006 Millenia Hope Pharmaceuticals (Millenia Hope Biopharma or MH-B), purchased intellectual property and research equipment from Avance Pharma, an unrelated company, for $526,270.

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

On December 11, 2006, the Company entered into an agreement with an unrelated company to secure the rights for a method for treating hyper-cholesterol in all indications and conditions. The Company issued 8,750,000 shares of its common stock plus a note payable in the amount of $800,000 payable by August 31, 2007, bearing interest at 7% after that date.

Three months ended February 28, 2006 compared to February 28, 2007.

In 2006 our subsidiary MH-B had revenue of $81,460 for work for a multi-national cosmetic firm. We had income in 2007 of $359,387 from the aforesaid cosmetic company and 2 pharmaceutical/neutraceutical firms.

In 2007 we had $1,735,159 of operating expenses vs. $1,167,353 in 2006, broken down as follows:

Comparative figures 3 months ended February 28, 2007 and 2006


2006
                             Stock            Non-Stock
                         Compensation          Expense                 Total
                         ------------          -------                 -----
Biotech Wages                      -                  -                     -
Admin salaries            $   96,000         $    7,880            $  103,880
Consulting                $  232,070         $    3,940            $  236,010
Development               $  580,181         $   44,124            $  624,305
Marketing                 $  143,282                  -            $  143,282
Other S, G and A                   -         $   59,876            $   59,876
                          ----------         ----------            ----------
                          $1,051,533         $  115,820            $1,167,353
                          ==========         ==========            ==========



2007
                             Stock            Non-Stock
                         Compensation          Expense                 Total
                         ------------          -------                 -----
Biotech Wages                     --         $  169,279            $  169,279
Admin salaries            $   27,225         $    8,200            $   35,425
Consulting                $  141,775         $   80,081            $  221,856
Development               $  487,750         $  457,677            $  945,427
Marketing                 $        -         $   81,079            $   81,079
Other S, G and A          $   70,668         $  211,425            $  282,093
                          ----------         ----------            ----------
                          $  727,418         $1,007,741            $1,735,159
                          ==========         ==========            ==========


We had Biotech wages in 2007 of $169,279 and no Biotech wages in 2006.

In 2007, we paid our principal officers $35,425 in salaries and $103,880 in 2006. Higher salaries were paid in 2006 reflecting a healthier cash flow .

We had consulting fees of $221,856 in 2007 and approximately the same, $236,010, in 2006.

We had marketing expenses of $143,282 in year 2006 and $81,079 in 2007. Our decreased expenses are due to a greater concentration of in-house marketing activities in advancing the platform of our subsidiary company.

We incurred development costs of $624,305 during the 2006 period as compared to $945,427 for 2007. 2007 represented costs of $225,000 of deferred compensation, $1,062,000 to acquire the rights and interests in 3 weight related compounds, developmental work by our subsidiary of $125,000 and expected research tax credits of $ (470,000). 2006 represented the expensing of deferred stock compensation of $390,000 from 2005 work and $175,000 for newly started projects in HIV/AIDS and our Hope Village project, and other development costs.

General and administrative expenses were $59,876 for 2006 and $282,093 in 2007. This represented an increase of $222,217 due to the fact that in we included all the consolidated expenses of 2 companies in 2007 and not 2006 and higher interest charges on our borrowed funds.

As a result of the foregoing we incurred an operating loss of $1,375,772 for the quarter ended February 28 2007, compared to a loss of $1,085,893 for the quarter ended February 28, 2006.

Liquidity and Capital Resources

At February 28, 2007 the Company had negative working capital of $1,658,916. Additional capital and/or borrowings will be necessary. Management anticipates generating revenue through the sales of Malarex/MMH(TM) 18 during this fiscal year. The officers and directors of the Company have indicated their commitment to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead. Management anticipates its consolidated net cash needs at $2,500,000 for the fiscal year ending November 30, 2007.

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

Part II other information

Item 2: Sales of Unregistered securities

Date of          Title of         Number       Consideration       Exemption from
Sale             Security         Sold         Received            Registration claimed

Dec 1, 2006      common stock     2,400,000    $  31,680            Regulation S

Dec. 11, 2006    common stock     8,750,000    $ 262,500            Regulation S
                                               in settlement
                                               of services

Dec. 11, 2006    common stock     8,352,000    $  98,013            Regulation S


Jan. 3, 2007     common stock     1,350,000    $  49,000            Regulation S
                                                in settlement
                                                of services

Jan. 3, 2007    common stock      1,730,000    $  25,560            Regulation S

Jan 12, 2007     common stock       500,000    $  14,910            Regulation S

Jan. 17, 2007    common stock       250,000    $  22,500            Regulation S
                                               in settlement
                                               of services

Feb. 8, 2007     common stock       975,000    $  97,500            Regulation S
                                               in settlement
                                               of services

 Feb. 8, 2007    common stock     4,587,539    $ 147,968            Regulation S



((b) Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Millenia Hope Inc.
                                           (Registrant)


Dated April 20, 2007                       By: /s/ Leonard Stella
                                           ----------------------
                                           Leonard Stella
                                           CEO