Form 10QSB
period 2007-05-31
MILLENIA HOPE INC
filed 2007-07-06
CIK 1060827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB


                          QUARTERLY REPORT PURSUANT TO
                           Section 13 or 15(d) of the
                       SECURITIES AND EXCHANGE ACT of 1934
                         For the QUARTERLY Period Ended
                                  May 31, 2007

                             Commission File Number
                                    000-29385

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
At June 29, 2007 Issuer 237,995,250 outstanding shares of Common Stock.

                                           INDEX
PART I: FINANCIAL INFORMATION

     Item 1. Financial Statements                                                     3

          Consolidated Balance Sheet (Unaudited) at May 31, 2007.                     3

          Consolidated Statements of Operations (Unaudited) for the three months      4
          and six months ended May 31, 2007 and May 31, 2006 and from inception
          (December24, 1997) to May 31, 2007.

          Consolidated Statements of Cash Flows (Unaudited) for the six months ended May 31, 2007 and May 31, 2006 and from inception (December 24,
          1997) to May 31, 2007.                                                      5

          Notes to the Consolidated Financial Statements (Unaudited)                  6

     Item 2. Plan of Operations                                                       ?

     Item 3. Controls and procedures                                                 17

     Item 6. Management's Discussion And Analysis Of Finacial Condition And
             Results Of Operations.                                                   9

PART II. Other Information

     Item 2. Sale of Unregistered Securities                                         18

     Item 6. Exhibits and Reports on Form                                             ?

     SIGNATURES                                                                      19

                                         Millenia Hope Inc.
                                    (A Development Stage Company)
                                     Consolidated Balance Sheet
                                            May 31, 2007

                                                                        May 31, 2007   Nov. 30, 2006
                                                                         (Unaudited)
                                               Assets
Current Assets
Cash                                                                    $     11,338    $      2,582
Prepaid expenses                                                             387,299         397,994
Research Tax Credits receivable                                              429,908               -
Accounts and taxes receivable                                                 32,811          37,063
                                                                        ----------------------------
Total Current Assets                                                         861,356         437,639

Property and equipment, net                                                  604,379         646,011
                                                                        ----------------------------

                                                                        $  1,465,735    $  1,083,650
                                                                        ============================

                                Liabilities & Stockholders' (Deficit)
Current Liabilities
Accounts Payable and Accrued Liabilities                                $    917,310    $    715,865
Deferred Income                                                              296,000               -
Advances from related parties                                                603,593         432,361
Notes Payable                                                              1,651,058         418,899
                                                                        ----------------------------
Total Current Liabilities                                                  3,467,961       1,567,125
                                                                        ----------------------------

Convertible Note Payable, net                                              1,147,026       1,265,460

Minority Interest                                                            650,988         529,016

Stockholders' (Deficit)
Preferred Stock, $.0001 par value 50,000,000 shares authorized
none issued and outstanding                                                        -               -

  Common Stock, $.0001 par value; 280,000,000 shares authorized,
236,495,250 shares issued and outstanding May 31, 2007                        23,649          19,315
193,149,717 shares issued and outstandig Nov 30, 2006
  Paid in Capital                                                         25,794,051      24,614,759
  Deferred Stock Compensation                                                      -        (252,990)
  (Deficit) Accumulated During the Development Stage                     (29,617,940)    (26,659,035)
                                                                        ----------------------------
                                                                          (3,800,240)     (2,277,951)
                                                                        ----------------------------

                                                                        $  1,465,735    $  1,083,650
                                                                        ============================

See the accompanying notes to the financial statements.


                                                        Millenia Hope Inc.
                                                   (A Development Stage Company)
                                               Consolidated Statements of Operations
                                Six Months and Three months ended May 31, 2007 and May 31, 2006, and the Period From Inception (December 24, 1997) to May 31, 2007
                                                            (Unaudited)

                                                Three Months     Three Months       Six months     Three months
                                                    Ended            Ended            ended           ended          Inception to
                                                  31-May-07        31-May-06          May 31,        May 31,            May 31,
                                                                                       2007           2006               2007
                                                  ---------        ---------     -----------------------------------------------
Revenues                                       $     535,846    $     150,325    $     895,233    $     231,785    $   2,853,683

Cost of Sales                                              -                -                -                -          789,540
                                               -------------    -------------    -----------------------------------------------

Gross Profit                                         535,846          150,325          895,233          231,785        2,064,143
                                               -------------    -------------    -----------------------------------------------

Operating Expenses
Biotech Wages                                        286,374          143,925          455,653          165,902        1,104,168
Administrative Salaries                                2,804          156,581           38,229          260,461        4,785,565
Marketing                                            129,200           45,288          210,279          188,570        6,184,817
Development                                          495,562          838,156        1,440,989        1,444,551        7,834,179
Patent rights                                              -                -                -                -        1,005,827
Selling, general and administrative                  531,395        1,015,973        1,035,344        1,307,891        6,994,422
                                               -------------    -------------    -----------------------------------------------
                                                   1,445,335        2,199,923        3,180,494        3,367,375       27,908,978
                                               -------------    -------------    -----------------------------------------------

Operating (Loss)                                    (909,489)      (2,049,598)      (2,285,261)      (3,135,590)     (25,844,835)
                                               -------------    -------------    -----------------------------------------------

Other income (expense)
Gain on disposition of subsidiary                          -                -                -                -          737,262
Interest Income                                            -                0                -           13,500          131,323
Interest expense                                    (382,169)         (14,187)        (551,672)         (14,187)      (1,118,658)
Write-off of leasehold improvements, inventory             -                -                -                -          (68,106)
Write-off of notes receivable, related parties             -                -                -                -         (629,739)
Write-off of other assets                                  -                -                -                -       (2,799,999)
                                               -------------    -------------    -----------------------------------------------
                                                    (382,169)         (14,187)        (551,672)            (687)      (3,747,917)
                                               -------------    -------------    -----------------------------------------------

(Loss) before minority interest                   (1,291,658)      (2,063,785)      (2,836,933)      (3,136,277)     (29,592,752)

Minority Interest                                     65,140                0         (121,972)               0          (25,188)
                                               -------------    -------------    -----------------------------------------------

Net (Loss)                                     $  (1,226,518)   $  (2,063,785)   $  (2,958,905)   $ (3,136,277)    $ (29,617,940)
                                               =============    =============    ================================================


Per share information - basic and diluted:
Weighted Average Number of Common
 Shares Outstanding                              228,194,643      135,567,887      220,385,759      133,400,966
                                               =============    =============    ==============================

(Loss) Per Common Share                        $       (0.01)   $       (0.02)   $       (0.01)   $       (0.02)
                                               =============    =============    ==============================

See the accompanying notes to the financial statements.

                                                  Millenia Hope Inc.
                                             (A Development Stage Company)
                                         Consolidated Statements of Cash Flows
                                  Six months ended May 31, 2007and May 31, 2006 and
                            the Period From Inception (December 24, 1997) to May 31, 2007
                                                      (Unaudited)

                                                               Six Months Ended      Six Months Ended     Inception to
                                                                   May 31,               May 31,             May 31,
                                                                    2007                  2006                2007
                                                                    ----                  ----                ----
Operating Activities
 Cash (used in) operating activities                                $  (950,930)       $(1,376,994)       $(7,357,049)
                                                                    -----------        -----------        -----------

Financing Activities
   Bank Overdraft                                                             -             (3,408)                 -
   Advances from related parties                                        171,232            489,349          1,971,054
   Proceeds from convertible note payable                                     -          1,300,000          2,000,000
   Payments on convertible note payable                                (136,221)                 -           (315,371)
   Proceeds from notes payable                                          182,101                  -            907,560
   Payments on notes payable                                                  -                  -            (81,000)
   Issuance of capital stock for cash                                   472,126            142,160          2,968,716
   Contribution to paid in capital                                            -                  -          1,318,347
   Deferred Revenue                                                     296,000                  -            296,000
                                                                    -----------        -----------        -----------

Cash provided by financing activities                                   985,238          1,928,101          9,065,306
                                                                    -----------        -----------        -----------

Investing activities
   Additions to fixed assets                                            (25,552)          (526,270)          (852,904)
   Deposits on future acquisition                                             -                  -         (1,000,000)
   Issue of stock for subsidiary cash balance                                 -                  -             40,628
   Repayment of subsidiary related party note receivable                      -                  -             34,233
   Collection of subsidiary share subscription receivable                     -                  -             83,331
   Note receivable                                                            -                  -             (2,207)
                                                                    -----------        -----------        -----------

Cash flows provided by (used in) investing activities                   (25,552)          (526,270)        (1,696,919)
                                                                    -----------        -----------        -----------

Increase (decrease) in cash                                               8,756             24,837             11,338

Cash and cash equivalents
   Beginning of period                                                    2,582                  -                  -
                                                                    -----------        -----------        -----------

   End of period                                                    $    11,338        $    24,837        $    11,338
                                                                    ===========        ===========        ===========

Supplemental Cash Flow Information
 Cash Paid for Income Taxes                                         $         -        $         -        $         -
                                                                    ===========        ===========        ===========
 Cash Paid for Interest                                             $         -        $         -        $   257,144
                                                                    ===========        ===========        ===========

Issuance of capital stock for convertible note repayment            $    81,194        $         -        $   170,505
                                                                    ===========        ===========        ===========
Issuance of subsidiary stock for debt repayment                     $         -        $         -        $   225,560
                                                                    ===========        ===========        ===========
Issuance of subsidiary stock as dividend                            $         -        $         -        $       240
                                                                    ===========        ===========        ===========
Issuance of warrants associated with convertible note payable       $         -        $         -        $   599,244
                                                                    ===========        ===========        ===========
Cancellation of treasury shares                                     $         -        $         -        $       100
                                                                    ===========        ===========        ===========

See the accompanying notes to the financial statements.

                               MILLENIA HOPE INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2007
                                   (UNAUDITED)

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

Note 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $1,226,518 and $2,958,905 for the three and six months ended May 31, 2007 as well as reporting net losses of $29,617,940 from inception (December 24, 1997). As reported on the consolidated statements of cash flows, the Company had deficient cash flows from operating activities of $950,930 for the six months ended May 31, 2007 and has reported deficient cash flows from operating activities of $7,357,049 from inception (December 24, 1997). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $2,968,716 and term debt $4,482,243 which is partially related party debt.

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

Note 4 STOCKHOLDERS' EQUITY

During the period ended February 28, 2007, the Company issued 11,325,000 shares of common stock, pursuant to Regulation S, in settlement of consulting services, development costs, and administration salaries valued at $431,500 and 17,569,622 shares of common stock, pursuant to Regulation S, for $318,131 cash received and 1,000,000 common shares, under an SB-2 Registration Statement, in payment of $90,000 of Convertible Note debt.

During the period ended May 31, 2007, the Company issued 9,450,911 shares of common stock, pursuant to Regulation S, for $153,995 cash received and 4,000,000 common shares, under an SB-2 registration Statement, in payment of $190,000 of Convertible Note debt.


Note 5 REFUNDABLE TAX CREDITS

The federal government of Canada and the state of Quebec give refundable tax credits to Canadian companies engaged in scientific research and development, based on specific expenditure criterion. Millenia Hope Pharmaceuticals has qualified for these tax credits based on the research work it carries on and on the salaries they paid and other expenditures incurred. The Company has claimed a total of $420,908 US for the periods to May 31, 2007, the net amount to be received by Millenia Hope Pharmaceuticals.

Millenia Hope Pharmaceuticals had already received payment of its net $470,000 claim, for said tax credits, from the government of Canada and Quebec for fiscal 2006.

Note 6 SIGNIFICANT EVENTS

On December 11, 2006, the Company entered into an agreement with an unrelated company to secure the rights for a method for treating hyper-cholesterol in all indications and conditions. The Company issued 8,750,000 shares of its common stock plus a note payable in the amount of $800,000 due in August 31, 2007, bearing interest at 7% after the due date.

Note7 SUBSEQUENT EVENTS

Between June 1, 2007 and June 29, 2007, the company issued 1,500,000 common shares, under an SB-2 Registration Statement, in payment of $35,000 of Convertible Note debt.

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

Based on the strength of the scientific data obtained so far, we decided to continue our collaboration with Prof. Parniak, a long time collaborator of Millenia Hope, and to submit, under his leadership, a grant application to the National institute of Health, USA (NIH). To strengthen the application we invited Prof. Eddie Arnold and Prof. Ron Levy, both from Rutgers University, to participate in this application. This grant was approved by the NIH as of March 20, 2007 and will support the efforts of an outstanding team of scientific investigators, over 5 year period, to discover and develop new therapeutics targeting a novel HIV-target, Rt-associated Rnase H.

The Millenia " Hope Village" project, an original concept of Millenia Hope in lock step with the objectives of the UN's Millenium Development Goals, commenced with a June 2006 meeting, in Geneva, between Millenia's CEO, Leonard Stella, and the African co-ordinator of our project. Preliminary criteria and parameters are being defined, by our African -foundation partners, and we are awaiting a further concretizing of the details timetable. As stated on the U.N. Millenia Project's website, "The underlying principal for each Millenia Village is that community empowerment, participation and leadership are key to designing and implementing the solutions."

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

Taking the aforementioned into account, as of June 29, 2007, Millenia Hope had received 19 sales authorizations from West African nations, Congo (Brazzaville) and Guinea (Conakry), Togo, Burundi, Central African Republic, Benin, Gabon, Chad, Niger, Mali, Senegal, Democratic Republic of Congo, Guinea (Equatorial), Cameroon, Ghana, Sierra Leone, Mauritania, Burkina Faso, and Liberia, and one from the Caribbean nation of the Dominican Republic. These authorizations mean that we have the right currently, without doing any further testing or receiving any further approval, to sell MALAREX/MMH(TM)18 to any individual, group, company or NGO or Governmental Agency in those countries. We are also awaiting sales authorizations from several other African nations. In fact, as of September 2005 Millenia had 2 MALAREX/MMH(TM)18 sales, one in Guinea Conakry and one in Mali. We are actively working with other groups and individuals to conclude further sales of MALAREX/MMH(TM)18. The only cost to concluding future sales is the normal day-to-day operating costs of our business. Based on management's best estimates, Millenia hopes to conclude on several large orders for MALAREX/MMH(TM)18, in at least 2 major markets during fiscal 2007. We concluded an intensive marketing effort in Africa led by our CEO, in Spring - Summer 2006. Helping us coordinate our effort in this area, as well as in other strategic areas, is the firm of Heenan, Blaikie. Heenan Blaikie's knowledge of the international markets will continue to give Millenia a great lead to future sales and opportunities.

In the face of anti-malarial drug resistance in the case of quinine-based treatments and neuro-toxicity for artimisinin products, the need for effective treatments will continue to intensify. Millenia commenced building a network of local distributors and expects that the demand for MALAREX/MMH(TM)18 should progressively increase over time.
Millenia has chosen to remain conservative and has established a goal of capturing 1 1/2% - 2% ($150 - $200 million) of the marketplace by 2011. According to the company's estimates, attaining this sales level will ensure the viability and solid profitability of the Company for its shareholders. No assurance can be given that the Company will meet its sales goals.

Millenia continues to have regular commercial access to Voacmine processed by producers in Southern Brazil and does not foresee any supply shortages in the near future. Millenia utilizes the services of Ropack, an FDA approved, HACCP, cGMP and ISO 9002 certified corporation, as well as other providers, to perform quality control and encapsulating of MALAREX/MMH(TM)18, conforming to the lightest level of U.S. and Canadian manufacturing standards.

In August 2006 Millenia co-sponsored the business- evening entitled "Africa, Open for Business" as well as the "Coupe de la Prix" cycling race. Both events helped raise the public of the Company, as well as garnering much sought after corporate contacts. Also, the former event gave us further exposure for MALAREX/MMH(TM)18 with the African and Canadian businessmen present at the evening.

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

MH-B has made great strides in its metamorphosis from pure plant-based drug research and discovery. Commencing with the end of Q1 2006, MH-B signed a plant-based product agreement, and received the initial payments, with the world's largest cosmetics and health beauty products giant, France based L'Oreal. A similar agreement was signed with the Pierre Fabre Group, a company with $1.8 billion in revenue, from pharmaceuticals and cosmeceuticals. In Q1 of 2007 we signed a contract with Sederma S.A.S. of France, a large provider of ingredients to the cosmetic industry. MH-B is, currently, in the midst of a 2 yr. contract to do research and analyses for Millenia Hope Inc.

These contracts have up - front payments, fees for services rendered and add-on payments for reaching pre-agreed upon milestones. Furthermore, these agreements, we anticipate, are just the inaugural step in long-term collaborative relations with these French multi-nationals.

Taking the above report on our commercial activities into account, we continue with our R&D and drug discovery efforts, in order to avail ourselves of new and unique molecules and fractions to offer to our client base. As well, Millenia Biopharma relocated to larger premises, with much expanded and advanced facilities, at a better lease rate, in October 2006.

On December 11, 2006, the Company entered into an agreement with an unrelated company to secure the rights for a method for treating hyper-cholesterol in all indications and conditions. The Company issued 8,750,000 shares of its common stock plus a note payable in the amount of $800,000 due in August 31, 2007, bearing interest at 7% after the due date.

Three months ended May 31, 2007 compared to May 31, 2006.

In 2006 our subsidiary MH-B had revenue of $150,325, an initial payment for work for a multi-national cosmetic pharmaceutical firm. In 2007 Millenia Hope had a sale of MMH Malarex/MMH18(TM) for $10,900 and MH-B had income, from several companies totaling $ 524,946.

In 2007 we had $1,445,335 of operating expenses vs. $2,199,823 in 2006, broken down as follows:

Comparative figures 3 months ended May 31, 2007 and 2006

2007
                       Stock                  Non-Stock
                       Compensation           Expense             Total
                       ------------           -------             -----
Biotech Wages          $        -             $  286,374          $  286,374
Admin salaries         $        -             $    2,804          $    2,804
Consulting             $        -             $  178,784          $  178,784
Development            $   27,740             $  467,822          $  495,562
Marketing              $        -             $  129,200          $  129,200
Other S, G and A       $        -             $  352,611          $  352,611
                       ----------             ----------          ----------
                       $   27,740             $1,417,595          $1,445,335
                       ==========             ==========          ==========

2006
Biotech Wages                   -             $  143,925          $  143,925
Admin salaries                  -             $  156,581          $  156,581
Consulting             $  223,710             $  313,590          $  537,300
Development            $  512,301             $  325,855          $  838,156
Marketing              $    3,000             $   42,288          $   45,288
Other S, G and A       $      717             $  477,956          $  478,673
                       ----------             ----------          ----------
                       $  739,728             $1,460,195          $2,199,923
                       ==========             ==========          ==========

In 2006 we paid salaries to our scientists in our subsidiary of $143,925 and $286,374 in 2007.We had more staff in 2007 due to a greater number of ongoing projects.

In 2007, we paid our principal officers $2,804 in salaries and had salaries of $156,581 in 2006. Higher salaries were paid in 2006 reflecting a stronger cash flow, after other operating expenses were paid.

We had consulting fees of $178,784 in 2007 and $537,300 in 2006. The higher expense in 2006 was a result of stock compensation paid to a business consultant for their role in our acquiring the intellectual property and research equipment for our subsidiary company.

We had marketing expenses of $129,200 in 2007 and $45,288 in 2006. Our increased expenses are due to a greater effort on promoting MMH MALAREX(TM)/ MMH 18(TM), preparatory to receiving a large potential sales order in 2007. Also, in the second quarter of 2007 we expended more on the activities of our subsidiary in an effort to generate further contracts.

We incurred development costs of $495,562 during the 2007 period as compared to $838,156 for 2006. 2006 represented costs for MALAREX/MMH 18(TM) work and $370,00 of deferred stock compensation from 2005. 2007 represented the expensing of deferred stock compensation in the amount of $27,000 from previous work and $468,000 for developmental work in improving the formulation of MALAREX/MMH 18(TM).

General and administrative expenses were $352,611 for 2007. This represented a decrease of $126,062 from $478,673 in 2006. In 2006 we incurred an additional $68,000 in regulatory expenses, due to our SB-2 and other filings. Our rent and that of our subsidiary was $170,000 higher than in 2007, due to the fact that lease of our much larger research and discovery premises does not commence until July 1,2007. Our day- to- day operating expenses in 2007 were $110,00 higher in 2007 due to our expanded staff, larger premises and more project work.

As a result of the foregoing we incurred an operating loss of $ 1,226,518 for the quarter ended May 31, 2007, compared to a loss of $2,063,785 for the quarter ended May 31, 2006.

Six months ended May 31, 2007 compared to May 31, 2006.

In 2006 our subsidiary MH-B had revenue of $231,785, an initial payment for work for a multi-national cosmetic company and a pharmaceutical firm. In 2007 Millenia Hope had a sale of MMH Malarex/MMH18(TM) for $10,900 and MH-B had income, from several companies totaling $884,333.

In 2007 we had $3,180,494 of operating expenses vs. $3,367,275 in 2006, broken down as follows:

Comparative figures 6 months ended May 31, 2007 and 2006

2007
                       Stock                  Non-Stock
                       Compensation           Expense             Total
                       ------------           -------             -----
Biotech Wages          $        0             $  455,653          $  455,653
Admin salaries         $   27,225             $   11,004          $   38,229
Consulting             $  141,775             $  267,397          $  409,172
Development            $  515,490             $  925,499          $1,440,989
Marketing              $        0             $  210,279          $  210,279
Other S, G and A       $   70,668             $  555,504          $  626,172
                       ----------             ----------          ----------
                       $  755,158             $2,425,336          $3,180,494
                       ==========             ==========          ==========

2006
Biotech Wages                   -             $  165,902          $  165,902
Admin salaries         $   96,000             $  164,461          $  260,461
Consulting             $  455,780             $  317,530          $  773,310
Development            $1,092,482             $  352,069          $1,444,551
Marketing              $  146,282             $   42,288          $  188,570
Other S, G and A       $      717             $  533,864          $  534,581
                       ----------             ----------          ----------
                       $1,791,261             $1,576,114          $3,367,375
                       ==========             ==========          ==========

In 2006 we paid salaries to our scientists in our subsidiary of $165,902 and $455,653 in 2007. The increase is due to more staff in 2007 due to a greater number of ongoing projects.

In 2007, we paid our principal officers $38,229 salaries and had salaries of $260,461 in 2006. Higher salaries were paid in 2006 reflecting stronger cash flow after paying other operating expenses.

We had consulting fees of $409,172 in 2007 and $773,310 in 2006. The higher expense in 2006 was a result of stock compensation paid to a business consultant for their role in our acquiring the intellectual property and research equipment for our subsidiary company.

We had marketing expenses of $210,279 in 2007 and $188,570 in 2006. Our increased expenses are due to a greater effort on promoting MMH
Malarex/MMH18(TM) , preparatory to receiving a large potential sales order in 2007. Also, in the second quarter of 2007 we expended more on the activities of our subsidiary in an effort to generate further contracts.

We incurred development costs of $1,440,989 during the 2007 period as compared to $1,444,551 for 2006. 2006 represented the expensing of deferred stock compensation in the amount of $760,000 from 2005 work and $689,000 for newly started projects in HIV/AIDS and our Hope Village project, and other misc. development costs in improving the formulation of MALAREX/MMH 18(TM) and our subsidiary's on going R&D. 2007 represented deferral stock compensation expense of $252,000 as well as the cost of the work improving the formulation of MALAREX/MMH 18(TM) and our subsidiary's ongoing R&D.

General and administrative expenses were $626,172 for 2007. This represented an increase of $91,691 from $534,481 in 2006. In 2006 we incurred $68,000 in regulatory expenses, due to our SB-2 and other filings. Our rent and that of our subsidiary was $170,000 higher than in 2007, due to the lease on our much larger research and discovery premises not commencing until July 1,2007. All our other day-to-day expenses were greater in 2007 due to our increased number of employees and premises.

As a result of the foregoing we incurred an operating loss of $2,958,905 for the 6- month period to May 31, 2007 compared to a loss of $3,136,277 for 2006.

Liquidity and Capital Resources

At May 31, 2007 the Company had negative working capital of $2,606,605. Additional capital and/or borrowings will be necessary. Management anticipates generating revenue through the sales of Malarex/MMH(TM) 18 during this fiscal year. The officers and directors of the Company have indicated their commitment to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead. Management anticipates its consolidated net cash needs at $2,500,000 for the fiscal year ending November 30, 2007.

Item 3. CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

As of the close of the period covered by this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls) and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusion of the CEO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation. Based upon that evaluation, the Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company requires to be included in this Quarterly Report on form 10-QSB. There have been no changes in the Company's internal controls, or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Jan. 3, 2007      common stock          1,730,000            $  25,560                 Regulation S

Jan 12, 2007      common stock            500,000            $  14,910                 Regulation S

Jan. 17, 2007     common stock            250,000            $  22,500                 Regulation S
                                                             in settlement of services

Feb. 8, 2007      common stock            975,000            $  97,500                 Regulation S
                                                             in settlement of services

Feb. 8, 2007      common stock          4,587,539            $ 147,968                 Regulation S

May 1, 2007       common stock          9,450,911            $ 153,995                 Regulation S



((b) Reports on Form 8-K

Change in Certifying Accountant

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Millenia Hope Inc.
                                        (Registrant)


Dated July 5, 2007                      By: /s/ Leonard Stella
                                        CEO