Form 10QSB
period 2007-08-31
MILLENIA HOPE INC
filed 2007-10-12
CIK 1060827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                          QUARTERLY REPORT PURSUANT TO
                           Section 13 or 15(d) of the
                       SECURITIES AND EXCHANGE ACT of 1934
                         For the QUARTERLY Period Ended
                                 August 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At October 1, 2007 Issuer 246,260,250 outstanding shares of Common Stock.

                                      INDEX

PART I: FINANCIAL INFORMATION

      Item 1. Interim Consolidated Financial Statements

            Consolidated Balance Sheets (Unaudited) at August 31, 2007 and
            November 30, 2006.                                                               1

            Consolidated Statements of Operations (Unaudited) for the three months and nine months ended August 31, 2007 and August 31, 2006 and
            from inception (December 24, 1997) to August 31, 2007.                           2

            Consolidated Statements of Cash Flows (Unaudited) for the nine months ended August 31, 2007 and August 31, 2006 and from inception
            (December 24, 1997) to August 31, 2007.                                          3

            Notes to the Consolidated Financial Statements (Unaudited)                       4

      Item 2. Plan of Operations                                                             7

      Item 3. Controls and procedures                                                       15

PART II. Other Information

      Item 2. Sale of Unregistered Securities                                               16

      Item 6. Exhibits and Reports on Form

      SIGNATURES                                                                            17

                               Millenia Hope Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                                 August 31, 2007
                                   (Unaudited)

                                                                August 31, 2007  Nov. 30, 2006
                                                                (Unaudited)      (Restated)

                                   Assets
Current Assets
Cash                                                             $    92,190    $     2,582
Prepaid expenses                                                     407,690        397,994
Research Tax Credits receivable                                      688,751              -
Accounts and taxes receivable                                         45,019         37,063
                                                                 --------------------------
Total Current Assets                                               1,233,650        437,639

Property and equipment, net                                          561,757        646,011
                                                                 ---------------------------

                                                                 $ 1,795,407    $ 1,083,650
                                                                 ===========================

                       Liabilities & Stockholders' (Deficit)
Current Liabilities
Accounts Payable and Accrued Liabilities                         $   990,623    $   745,865
Deferred Income & lease inducements                                  115,477              -
Advances from related parties                                        445,899        432,361
Notes Payable                                                      2,659,637        418,899
                                                                 ---------------------------
Total Current Liabilities                                          4,211,636      1,567,125
                                                                 ---------------------------

Convertible Note Payable, net                                      1,175,752      1,265,460


Stockholders' (Deficit)
Preferred Stock, $.0001 par value 50,000,000 shares authorized
none issued and outstanding                                                -              -

  Common Stock, $.0001 par value; 280,000,000 shares authorized,
245,510,250 shares issued and outstanding August 31, 2007             24,551         19,315
193,149,717 shares issued and outstanding November 30, 2006
  Paid in Capital                                                 26,031,834     24,614,759
  Deferred Stock Compensation                                              -       (252,990)
  (Deficit) Accumulated During the Development Stage             (29,648,366)   (26,130,019)
                                                                 ---------------------------
                                                                  (3,591,981)    (1,748,935)
                                                                 ---------------------------

                                                                 $ 1,795,407    $ 1,083,650
                                                                 ===========================

See the accompanying notes to the financial statements.

                          (A Development Stage Company)
                      Consolidated Statements of Operations
   Three Months and Nine months ended August 31, 2007 and August 31, 2006, and the Period From Inception (December 24, 1997) to August 31, 2007
                                   (Unaudited)

                                                    Three Months     Three Months      Nine months      Nine months
                                                        Ended           Ended             ended            ended        Inception to
                                                   August 31,2007   August 31,2006      August 31,       August 31,      August 31,
                                                                                           2007             2006            2007
                                                   --------------   -------------    -----------------------------------------------
Revenues                                           $     350,504    $     207,049    $     815,829    $     438,834    $  2,774,279

Cost of Sales                                                  -               -                -                -         789,540
                                                   --------------   -------------    -----------------------------------------------

Gross Profit                                             350,504          535,846          815,829          438,834       1,984,739
                                                   --------------   -------------    -----------------------------------------------

Operating Expenses
Biotech Wages                                             82,809          130,050          237,526          295,952         886,041
Administrative Salaries                                   32,396          137,770           70,625          398,231       4,817,961
Marketing                                                 99,058          232,608          309,337          421,178       6,283,875
Development                                              155,559          658,045        1,467,576        2,102,596       7,860,766
Patent rights                                                  -                -                -                -       1,005,827
Selling, general and administrative                      509,262          815,786        1,544,606        2,123,677       7,503,683
                                                   --------------   -------------    -----------------------------------------------
                                                         879,084        1,974,259        3,629,670        5,341,634      28,358,153
                                                   --------------   -------------    -----------------------------------------------

Operating (Loss)                                        (528,580)      (1,767,210)      (2,813,841)      (4,902,800)    (26,373,414)
                                                   --------------   -------------    -----------------------------------------------

Other income (expense)
Gain on disposition of subsidiary                              -          124,264                -          124,264       1,360,782
Interest Income                                                -                -                0           13,500         131,323
Interest expense                                        (152,835)         (28,280)        (704,506)         (42,467)     (1,271,493)
Write-off of leasehold improvements, inventory                 -                -                -                -         (68,106)
Write-off of notes receivable, related parties                 -                -                -                -        (629,739)
Write-off of other assets                                      -                -                -                -      (2,799,999)
                                                   --------------   -------------    -----------------------------------------------
                                                        (152,835)          95,984         (704,506)          95,297      (3,277,232)
                                                   --------------   -------------    -----------------------------------------------

(Loss) before minority interest                         (681,415)      (1,671,226)      (3,518,347)      (4,807,503)    (29,650,646)

Minority Interest                                              0                -                0                -           2,280
                                                   --------------   -------------    -----------------------------------------------

Net (Loss)                                         $    (681,415)   $  (1,671,226)   $  (3,518,347)   $  (4,807,503)   $(29,648,366)
                                                   ==============   =============    ===============================================


Per share information - basic and diluted:
Weighted Average Number of Common
  Shares Outstanding                                 241,002,750      141,440,887      221,888,661      137,248,630
                                                   =============    =============    ==============================

(Loss) Per Common Share                            $       (0.00)   $       (0.01)   $       (0.02)   $      (0.03)
                                                   =============    =============    ==============================

See the accompanying notes to the financial statements.

                               Millenia Hope Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
           Nine months ended August 31, 2007 and August 31, 2006 and
        the Period From Inception (December 24, 1997) to August 31, 2007
                                   (Unaudited)

                                                                                Nine Months Ended   Nine Months Ended   Inception to
                                                                                     August 31,        August 31,        August 31,
                                                                                       2007               2006              2007
                                                                                       ----               ----              ----
Operating Activities
 Cash (used in) operating activities                                              $(1,496,348)       $(2,142,021)       $(7,902,467)
                                                                                  -----------        -----------        -----------

Financing Activities
   Bank Overdraft                                                                           -             (3,408)                 -
   Advances from related parties                                                       13,538            262,617          1,813,360
   Proceeds from convertible note payable                                                   -          2,000,000          2,000,000
   Payments on convertible note payable                                              (136,221)          (136,890)          (315,371)
   Proceeds from notes payable                                                      1,190,680            315,000          1,916,139
   Payments on notes payable                                                                -                  -            (81,000)
   Issuance of capital stock for cash                                                 543,511            326,130          3,040,101
   Contribution to paid in capital                                                          -                  -          1,318,347
                                                                                  -----------        -----------        -----------

Cash provided by financing activities                                               1,611,508          2,763,449          9,691,576
                                                                                  -----------        -----------        -----------

Investing activities
   Additions to fixed assets                                                          (25,552)          (526,270)          (852,904)
   Deposits on future acquisition                                                           -                  -         (1,000,000)
   Issue of stock for subsidiary cash balance                                               -                  -             40,628
   Repayment of subsidiary related party note receivable                                    -                  -             34,233
   Collection of subsidiary share subscription receivable                                   -                  -             83,331
   Note receivable                                                                          -                  -             (2,207)
                                                                                  -----------        -----------        -----------

Cash flows provided by (used in) investing activities                                 (25,552)          (526,270)        (1,696,919)
                                                                                  -----------        -----------        -----------

Increase (decrease) in cash                                                            89,608             95,188             92,190

Cash and cash equivalents
   Beginning of period                                                                  2,582             24,837                  -
                                                                                  -----------        -----------        -----------

   End of period                                                                  $    92,190        $   120,035        $    92,190
                                                                                  ===========        ===========        ===========

Supplemental Cash Flow Information
 Cash Paid for Income Taxes                                                       $         -        $         -        $         -
                                                                                  ===========        ===========        ===========
 Cash Paid for Interest                                                           $         -        $    28,280        $   257,144
                                                                                  ===========        ===========        ===========

Issuance of capital stock for convertible note repayment                          $   101,957        $         -        $   191,268
                                                                                  ===========        ===========        ===========
Issuance of subsidiary stock for debt repayment                                   $         -        $         -        $   225,560
                                                                                  ===========        ===========        ===========
Issuance of subsidiary stock as dividend                                          $         -        $         -        $       240
                                                                                  ===========        ===========        ===========
Issuance of warrants associated with convertible note payable                     $         -        $         -        $   599,244
                                                                                  ===========        ===========        ===========
Cancellation of treasury shares                                                   $         -        $         -        $       100
                                                                                  ===========        ===========        ===========

See the accompanying notes to the financial statements.

                               MILLENIA HOPE INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2007
                                   (UNAUDITED)

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

Basis of Consolidation

The consolidated financial statements include the accounts of Millenia Hope Inc., the parent company, and Millenia Hope Pharmaceuticals, a Canadian Corporation, the Company's subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

Note 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The company reported a consolidated net loss of $681,415 and $3,518,347 for the three and nine months ended August 31, 2007 as well as reporting net losses of $29,648,366 from inception (December 24, 1997). As reported on the consolidated statements of cash flows, the Company had deficient cash flows from operating activities of $1,496,348 for the nine months ended August 31, 2007 and has reported deficient cash flows from operating activities of $7,902,467 from inception (December 24, 1997). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $3,040,101 and term debt $5,333,128 which is partially related party debt.

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

During the period ended August 31, 2007 the Company issued 3,615,000 shares of common stock, pursuant to Regulation S, in settlement of services and administrative salary valued at $72,300 and 900,000 common shares for $71,385 cash received and 4,500,000 common shares under an SB-2 registration statements in payment of $95,000 of convertible note debt.


Note 5 REFUNDABLE TAX CREDITS

The federal government of Canada and the state of Quebec give refundable tax credits to Canadian companies engaged in scientific research and development, based on specific expenditure criterion. Millenia Hope Pharmaceuticals has qualified for these tax credits based on the research work it carries on and on the salaries they paid and other expenditures incurred. The Company has claimed a total of $688,751 for the periods to August 31, 2007, the net amount to be received by Millenia Hope Pharmaceuticals.

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

As of August 31, 2007, the Company has restated the November 30, 2006 balance of Minority Interest from $529,016 CR to $0, a difference of $529,016 DR. The Company has also restated the November 30, 2006 balance of Accumulated Deficit from $26,659,035 DR to $26,130,019 DR, a difference of $529,016 CR. The latter change was made to correctly reflect the accounting treatment of the sale of the Company's Subsidiary shares as a capital gain and the former change to set the Minority interest to a $0 balance in this case where there is a negative Stockholders' Equity on the books of the Company's Subsidiary.

Note7 SUBSEQUENT EVENTS

Between September 1, 2007 and September 24, 2007, the company issued 7500,000 common shares, under an SB-2 Registration Statement, in payment of $7,500 of Convertible Note debt.

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

Taking the aforementioned into account, as of September 24, 2007, Millenia Hope had received 19 sales authorizations from West African nations, Congo (Brazzaville) and Guinea (Conakry), Togo, Burundi, Central African Republic, Benin, Gabon, Chad, Niger, Mali, Senegal, Democratic Republic of Congo, Guinea (Equatorial), Cameroon, Ghana, Sierra Leone, Mauritania, Burkina Faso, and Liberia, and one from the Caribbean nation of the Dominican Republic. These authorizations mean that we have the right currently, without doing any further testing or receiving any further approval, to sell MALAREX/MMH(TM)18 to any individual, group, company or NGO or Governmental Agency in those countries. We are also awaiting sales authorizations from several other African nations. In fact, as of September 2005 Millenia had 2 MALAREX/MMH(TM)18 sales, one in Guinea Conakry and one in Mali. We are actively working with other groups and individuals to conclude further sales of MALAREX/MMH(TM)18. The only cost to concluding future sales is the normal day-to-day operating costs of our business. Based on management's best estimates, Millenia hopes to conclude orders for MALAREX/MMH(TM)18 during fiscal 2007. We concluded an intensive marketing effort in Africa led by our CEO, in Spring - Summer 2006. Helping us coordinate our effort in this area, as well as in other strategic areas, is the firm of Heenan, Blaikie. Heenan Blaikie's knowledge of the international markets will continue to give Millenia a great lead to future sales and opportunities.

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

MH-B has made great strides in its metamorphosis from pure plant-based drug research and discovery. Commencing with the end of Q1 2006, MH-B signed a plant-based product agreement, and received the initial payments, with the world's largest cosmetics and health beauty products giant, France based L'Oreal. A similar agreement was signed with the Pierre Fabre Group, a company with $1.8 billion in revenue, from pharmaceuticals and cosmeceuticals. In Q1 of 2007 we signed a contract with Sederma S.A.S. of France, a large provider of ingredients to the cosmetic industry. MH-B is, currently, in the midst of a 2 yr. contract to do research and analyses for Millenia Hope Inc. In June 2007, we signed an initial contract with Senomyx, a U.S. Company.

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

Three months ended August 31, 2007 compared to August 31, 2006.

In 2006 our subsidiary MH-B had revenue of $207,049, as payment for work for a multi-national cosmetic and a pharmaceutical firm. We had income in 2007 of $ 327,795 from various MH-B contracts and MMH Malarex/MMH(TM)18 sales of $22,709.

In 2007 we had $879,084 of operating expenses vs. $1,974,259 in 2006, broken down as follows:

Comparative figures 3 months ended August 31, 2007 and 2006

2007
                                           Stock                      Non-Stock
                                           Compensation               Expense                    Total
                                           ------------               -------                    -----
Biotech Wages                              $        -                 $   82,809                 $   82,809
Admin salaries                             $   20,000                 $   12,396                 $   32,396
Consulting                                 $   30,300                 $    3,358                 $   33,658
Development                                $        -                 $  155,559                 $  155,559
Marketing                                  $   22,000                 $   79,058                 $   99,058
Other S, G and A                           $        -                 $  475,604                 $  475,604
                                           ----------                 ----------                 ----------
                                           $   72,300                 $  806,784                 $  879,084
                                           ==========                 ==========                 ==========

2006
Biotech Wages                              $        -                 $  130,050                 $  130,050
Admin salaries                                 35,120                     85,090                    137,770
Consulting                                     62,000                     38,658                    100,658
Development                                   365,750                    292,295                    658,045
Marketing                                      26,493                    206,115                    232,608
Other S, G and A                              220,020                    495,108                    715,128
                                           ----------                 ----------                 ----------
                                           $  726,943                 $1,247,316                 $1,974,259
                                           ==========                 ==========                 ==========

In 2006 we paid salaries to our scientists in our subsidiary of $137,770 and had $263,999 of expenses in 2007 due to our increased staff in 2007. Against the $263,999 we had R&D tax credits of $181,190.

In 2007, we paid the principal officers $32,396 in salaries and had salaries of $137,770 in 2006. Higher salaries were paid in 2006 reflecting more available cash flow than in 2007.

We had consulting fees of $33,658 in 2007 and $100,658 in 2006. The higher expense in 2006 was a result of higher spending in 2006 to position the MH-B subsidiary to garner further contracts..

We had marketing expenses of $99,058 in year 2007 and $232,068 in 2006. In the third quarter of 2006 we concentrated our effort on the activities of our subsidiary in its efforts to commercialize its library of purified fractions and two trips to Africa pursuant to signing sales agreement for MMH MALAREX/ MMH
(TM)18. We spent less in 2007 on our African efforts and also had a smaller expense for the subsidiary's business development.

We incurred development costs of $233,212 and an R&D tax credit against this of $77,653 during the 2007 period, as compared to $658,045 for 2006. 2006 represented the expensing of deferred stock compensation in the amount of $332,000 from 2005 work and $326,000 for other development costs in improving the formulation of MALAREX/MMH(TM)18 and our subsidiary's on going R&D in plant based discovery and development. 2007 represented further research and development into MMH Malarex/MMH18. Our subsidiary does most of its development via its biotech wages.

Other general and administrative expenses were $475,604 for 2007. We had a decrease of $205,866 from $715,128 in 2006. This was attributable to the fact that in 2006 we had Millenia Hope's $ 220,000 for business development costs and for several new patent applications.

As a result of the foregoing we incurred an operating loss of $528,580 for the quarter ended August 31, 2007, compared to a loss of $1,767,210 for the quarter ended August 31, 2006.

Nine months ended August 31, 2006 compared to August 31, 2007.

In 2006 our subsidiary MH-B had revenue of $438,834, as payment for work for a multi-national cosmetic company and a pharmaceutical firm. We had income in 2007 of $22,209 from an MMHMalarex/MMH(TM) 18 sale and MH-B contracts from various sources of $793,620.

In 2007 we had $3,629,670 of operating expenses vs. $5,341,634 in 2006, broken down as follows:

Comparative figures 9 months ended August 31, 2006 and 2007

2007
                                           Stock                      Non-Stock
                                           Compensation               Expense                    Total
                                           ------------               -------                    -----
Biotech Wages                              $        -                 $  237,526                 $  237,526
Admin salaries                                 47,225                     23,400                     70,625
Consulting                                    172 075                    270,755                    442,830
Development                                   515,490                    952,086                  1,467,576
Marketing                                      22,000                    287,337                    309,337
Other S, G and A                               70,668                  1,031,108                  1,101,776
                                           ----------                 ----------                 ----------
                                           $  827,458                 $2,802,212                 $3,629,670
                                           ==========                 ==========                 ==========

2006
Biotech Wages                              $        -                 $  295,952                 $  295,952
Admin salaries                                148,650                    249,551                    398,231
Consulting                                    517,780                    356,188                    873,968
Development                                 1,458,232                    644,364                  2,102,596
Marketing                                     172,775                    248,403                    421,178
Other S, G and A                              220,737                  1,028,972                  1,249,709
                                           ----------                 ----------                 ----------
                                           $2,518,204                 $2,823,430                 $5,341,634
                                           ==========                 ==========                 ==========

In 2006 we paid salaries to our scientists in our subsidiary of $295,952 and had $719,655 expenses in 2007 less R&D tax credits of $482,126.The increase is due to more staff due to a greater number of projects in 2007.

In 2007, we paid the principal officers $70,625 in salaries and had salaries of $398,231 in 2006. Higher salaries were paid in 2005 reflecting stronger cash flow after paying operating expenses in 2006.

We had consulting fees of $442,830 in 2007 and $873,968 in 2006. The higher expense in 2006 was a result of stock compensation paid to a business consultant for their role in our acquiring the intellectual property and research equipment for our subsidiary company.

We had marketing expenses of $309,337 in year 2007 and $421,178 in 2006. In 2006 we concentrated our effort on the activities of our subsidiary, Millenia Hope Biopharma, to commercialize its library of purified fractions and had two trips to Africa to garner MMHMalarex/MMH(TM)18 sales we spent less in 2007 on our African sales and had smaller outlays for MH-B business development.

We incurred development costs of $1,674,201 during the 2007 period and had against this $206,625 of R&D tax credits as compared to $2,102,596 for 2006. 2006 represented the expensing of deferred stock compensation in the amount of $996,000 from 2005 work and $1,106,000 for other development costs in improving the formulation of MALAREX/MMH(TM)18 and our subsidiary's on going R&D in plant based discovery and development.2007 represented $252,000 of deferred expenses as well as the cost of the work to improve the formulation of MMHMalarex/MMH(TM)18 and our subsidiary's ongoing work.

Other general and administrative expenses were $1,101,776 for 2007. This represented a decrease of $147,933 from $1,249,709 in 2006. This was attributable basically to the fact that in 2006 Millenia Hope Pharmaceuticals paid $333,000 of rent, higher by $140,000 than in 2007.

As a result of the foregoing we incurred an operating loss of $2,813,841 for the nine months in August 31, compared to a loss of $4,902,800 for 2006.

Liquidity and Capital Resources

At August 31, 2007 the Company had negative working capital of $2,977,986. Additional capital and/or borrowings will be necessary. Management anticipates generating revenue through the sales of Malarex/MMH(TM) 18 and Biopharma work during this fiscal year. The officers and directors of the Company have indicated their commitment to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead. Management anticipates its consolidated net cash needs at $2,800,000 for the fiscal year ending November 30, 2007.

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

Part II other information

Item 2: Sales of Unregistered securities

Date of          Title of           Number          Consideration                Exemption from
Sale             Security           Sold            Received                     Registration claimed
Dec 1, 2006      common stock       2,400,000       $ 31,680                     Regulation S

Dec. 11, 2006    common stock       8,750,000       $262,500                     Regulation S
                                                    in settlement of services

Dec. 11, 2006    common stock       8,352,000       $ 98,013                     Regulation S

Jan. 3, 2007     common stock       1,350,000       $ 49,000                     Regulation S
                                                    in settlement of services

Jan. 3, 2007     common stock       1,730,000       $ 25,560                     Regulation S

Jan 12, 2007     common stock       500,000         $ 14,910                     Regulation S

Jan. 17, 2007    common stock       250,000         $ 22,500                     Regulation S
                                                    in settlement of services

Feb. 8, 2007     common stock       975,000         $ 97,500                     Regulation S
                                                    in settlement of services

Feb. 8, 2007     common stock       4,587,539       $147,968                     Regulation S

May 1, 2007      common stock       9,450,911       $153,995                     Regulation S

June 13, 2007    common stock       2,515,000       $ 50,300                     Regulation S
                                                    in settlement of services

June 13, 2007    common stock       900,000         $ 71,385                     Regulation S

August 15, 2007  common stock       1,100,000       $ 22,000                     Regulation S



((b) Reports on Form 8-K

Change in Certifying Accountant

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Millenia Hope Inc.
                                        (Registrant)


Dated October 9, 2007                   By: /s/ Leonard Stella
                                                      CEO