Form 10KSB
period 2007-11-30
MILLENIA HOPE INC
filed 2008-04-09
CIK 1060827

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended November 30, 2007

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

State issuer's revenues for its most recent fiscal year: $1,323,003

As of February 29,2008, the aggregate market value of the issuer's common stock based on its reported last sale price on the OTC Bulletin Board) held by non-affiliates of the issuer was approximately $1,295,348. At February 29, 2008,
260,010,250 shares of issuer's common stock were outstanding.

                               MILLENIA HOPE INC.

FORM 10-KSB ANNUAL REPORT
TABLE OF CONTENTS
SECTION

PART 1

Item 1. Business                                                               1
Item 2. Properties                                                             7
Item 3. Legal Proceedings                                                      7
Item 4. Submission of Matters to a Vote of Security Holders                    7

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters                                                                7
Item 6. Management's Discussion and Analysis of Financial Condition and
        Results of Operation                                                  11
Item 7. Financial Statements and Supplementary Data                           17
Item 8. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure                                                  17
Item 8a Controls and Procedures                                               17

PART III

Item 9 Directors and Executive Officers of the Registrant                     18
Item 10 Executive Compensation                                                21
Item 11 Security Ownership of Certain Beneficial Owners and Management        22
Item 12 Certain Relationships and Related Transactions                        22

PART IV

Item 13 Exhibits, Financial Statement Schedules and Reports on Form 8-K       22
Item 14. Principal Accountant Fees and Services                               23

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

Millenia's goal as a biopharmaceutical corporation is to both purchase and develop patented drugs dealing with infectious diseases specifically, but not exclusively, anti-malarial agents. To date, the Company has had only insignificant sales. Further, internally generated funds may not be sufficient to fund the operation of the Company for the upcoming fiscal year. Officers and
Directors will, on a best efforts basis, make all attempts to raise the required working capital from external markets.

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

                                        1

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

Motta in 1997. Thereafter, Millenia bought all rights to MALAREX/MMH(TM)18 from the co-owners of the patent applications, Mr. Rossi and Mr. Motta on January 7,
1998. As of February 21, 2008, Millenia has been given the authorization to sell
MALAREX/MMH(TM)18 in 18 West African countries, Guinea (Conakry), and Congo
(Brazzaville), Togo, Burundi, Central African Republic, Benin, Gabon, Chad,
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

Millenia continues to have regular commercial access to Voacamine processed by producers in Southern Brazil and does not foresee any supply shortages in the near future. Even though Millenia does not have exclusive access to Voacamine, there are no problems in acquiring Voacamine commercially from producers in the region to satisfy its needs. The encapsulation and packaging of
MALAREX/MMH(TM)18 is done by, amongst others, Ropack, a HACCP, cGMP and ISO 9002 firm in Montreal, Canada and other firms.

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

Dr. Soriba Cisse - VP research and Development

Responsible for evaluation and coordination of scientific data and trials, on site in Africa for the aforementioned. Work done under Dr. Baroudy.

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

Item 2. Description of Property.

The Company conducts its business from the premises of its subsidiary at 16,800
Transcanada in Kirkland, Quebec and leases executive offices at 1250 Rene
Levesque West, Suite 2200, Montreal, Quebec. The subsidiary's new lease runs until July 2012 at an annual rate of $420,000 plus yearly escalation.

Item 3. Legal Proceedings

A Barbadian corporation sued Millenia Hope 2001 for 607,000 shares as compensation for work allegedly done. Millenia vigorously denies this and, together with its counsel, feels that the suit is baseless. No provision has been set up on the Balance Sheet for it and no further legal proceedings have taken place.
A Canadian company has sued Millenia for $11,316 for unpaid services. The
Company denies that any services were rendered and has cross- claimed for
$50,000 for undelivered services. No provision has been set up for this claim.

3 Canadian companies have claims for unpaid services in the aggregate amount of
$129,000, of which $112,000 has already been booked by Millenia as Accounts
Payable and which the Company will settle in full with these creditors.
Item 4 Submission of Matters to a Vote of Security Holders

The following items were approved at the shareholder's annual meeting on
November 20, 2007.

That the authorized number of common shares be raised from 280 million to 390 million shares and preferred shares from 50 million to 80 million shares.

Resolved, that the Certificate of Incorporation of this corporation be amended by changing the Article thereof numbered " 4" so that, as amended, said Article shall be and read as follows:

     " The Corporation shall be authorized to issue: Three Hundred Ninety
     Million Shares of Common Stock and Eighty Million Shares of Preferred each with a Par of $00.0001 per share."The preferred stock may be issued in one or more series, from time to time, with each such series to have such designations, powers preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolutions providing for the issue of such series adopted by the Board of Directors, subject to the limitations prescribed by law and in accordance with the provisions hereof, the Board of Directors being hereby expressly vested with authority to adopt any such resolution or resolutions. That the Board of Directors, shouldn't decide its in the best interest of the company to do so, is authorized to reverse split the common shares in a ration of between 1:3 and 1:7.

That the Board of Directors is authorized to reverse split, between 1:3 and 1:7, the common shares of the Company, should it decide that this is in the best interest of the Company.

That the following are elected directors to serve until the next annual meeting:
Leonard Stella , Yehuda Kops, Hugo Valente, Joseph Daniele and Jacky Quan.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a) Market Information

The Company's Common Stock is currently quoted for trading on the Pink Sheets under the symbol MLHP. The following table sets forth the range of quarterly, high and low sale prices for the Company's Common Stock from the inception of quotation during the fourth quarter of 1998 and for 1999 through 1(st) quarter of 2008. The quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Common Stock
                                              High              Low
                                              ----              ----
1998
Fourth Quarter (initial trading)              $1.50            $ .25

1999
First Quarter                                 $1.75            $ .50
Second Quarter                                $2.00            $1.12
Third Quarter                                 $2.50            $ .75
Fourth Quarter                                $1.45            $ .43

2000
First Quarter                                 $1.12            $ .50
Second Quarter                                $1.75            $0.83
Third Quarter                                 $1.50            $ .85
Fourth Quarter                                $0.90            $ .35

2001
First Quarter                                 $0.76            $0.35
Second Quarter                                $0.52            $0.30
Third Quarter                                 $0.49            $0.27
Fourth Quarter                                $0.37            $0.15

2002
First Quarter                                 $0.26            $0.19
Second Quarter                                $0.22            $0.12
Third Quarter                                 $0.15            $0.07
Fourth Quarter                                $0.18            $0.10

2003
First Quarter                                 $0.17            $0.06
Second Quarter                                $0.11            $0.05
Third Quarter                                 $0.08            $0.04
Fourth Quarter                                $0.08            $0.05

2004
First Quarter                                 $0.19            $0.05
Second Quarter                                $0.32            $0.08
Third Quarter                                 $0.30            $0.17
Fourth Quarter                                $0.22            $0.08

2005
First Quarter                                 $0.20            $0.08
Second Quarter                                $0.26            $0.18
Third Quarter                                 $0.19            $0.11
Fourth Quarter                                $0.19            $0.06

2006
First Quarter                                 $0.10            $0.05
Second Quarter                                $0.14            $0.03
Third Quarter                                 $0.11            $0.02
Fourth Quarter                                $0.05            $0.02

2007
First Quarter                                 $0.14            $0.02
Second Quarter                                $0.11            $0.02
Third Quarter                                 $0.03            $0.01
Fourth Quarter                                $0.02            $0.01

2008
First Quarter                                 $0.01            $0.01

Of the 260,010,250 shares of common stock outstanding at February 29, 2008,
145,314,683 shares are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed
1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

(b) Holders

As of February 29, 2008, there were over 2,000 holders of the Company's common stock.

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

In December 2006 the Company issued 8,750,000 common shares for development costs valued at $262,500. The share value was based on fair market value of theses shares on the date the contracts were entered into.

Between December 2006 and June 2007 the company issued 1,750,000 Common shares for administrative salaries of $ 47,225. The share value was based on fair market value of theses shares on the date the contracts were entered into.

Between January 2007 and November 2007, the Company issued 5,440,000 common shares for consulting services valued at $204,075. The share value was based on fair market value of theses shares on the date the contracts were entered into.

On December 1, 2006, the Company issued 2,400,000 common shares for $31,680 cash.

On December 11, 2006, the Company issued 8,352,083 common shares for $98,013 cash.

On January 3, 2007, the Company issued 1,730,000 common shares for $25,560 cash.

On January 12, 2007, the Company issued 500,000 common shares for $14,910 cash.

On Feb. 8, 2007, the Company issued 4,587,539 common shares for $147,968 cash.

On May 1, 2007, the Company issued 9,450,911 common shares for $153,995 cash.

On June 13, 2007, the Company issued 900,000 common shares for $71,385 cash.

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

Description of Securities.

(a) Common or Preferred Stock
The Company is authorized to issue 390 million shares of Common Stock,$0.0001 par value, of which 260,010,250 shares were issued and outstanding as of
February 29, 2008. Each outstanding share of Common Stock is entitled to one (1)
vote, either in person or by proxy, on all matters that may be voted upon the owners thereof at meetings of the stockholders.

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

The company is authorized to issue 80,000,000 preferred blank cheque shares,
$0.0001 par value. No preferred shares were issued and outstanding as of the date hereof.

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

In 2007 deposited the Malarex/MMH18 dossier with the Canadian government's
Health Ministry, in order to receive a PNP#, designating Malarex/MHH18 as an accepted natural medication.

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

Based on the strength of the scientific data obtained so far, we decided to continue our collaboration with Prof. Parniak, a long time collaborator of
Millenia Hope, and to submit, under his leadership, a grant application to the
National institute of Health, USA (NIH). To strengthen the application we invited Prof. Eddie Arnold and Prof. Ron Levy, both from Rutgers University, to participate in this application. In March 2007 the NIH granted Millenia Hope and its group of researchers a 5 year, $4.5 million grant. This very large grant validates the significance of the RNase H treatment.

The Millenia " Hope Village" project, an original concept of Millenia Hope in lock step with the objectives of thef UN's Millenium Development Goals, commercial with a June 2006 meeting, in Geneva, between Millenia's CEO, Leonard
Stella, and the African co-ordinator of our project. Preliminary criteria and parameters were assessed by our African foundation partners and we are waiting a further concretizing of the details. As stated on the U.N. Millenia Project's website, "The underlying principal for each Millenia Village is that community empowerment, participation and leadership are key to designing and implementing the solutions."

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

Taking the aforementioned into account, as of February 21, 2008, Millenia Hope had received 18 sales authorizations from West African nations, Congo
(Brazzaville) and Guinea (Conakry), Togo, Burundi, Central African Republic,
Benin, Gabon, Chad, Niger, Mali, Senegal, Democratic Republic of Congo, Guinea
(Equatorial), Cameroon, Ghana, Sierra Leone, Mauritania and Burkina Faso, and
one from the Caribbean nation of the Dominican Republic. These authorizations mean that we have the right currently, without doing any further testing or receiving any further approval, to sell MALAREX/MMH(TM)18 to any individual, group, company or NGO or Governmental Agency in those countries. We are also awaiting sales authorizations from several other African nations. In fact, as of
September 2005 Millenia had 2 MALAREX/MMH(TM)18 sales, one in Guinea Conakry and one in Mali. We are actively working with other groups and individuals to conclude further sales of MALAREX/MMH(TM)18. The only cost to concluding future sales is the normal day to day operating costs of our business. Millenia is working diligently to conclude orders for MALAREX/MMH(TM)18, in at least 2 major markets during fiscal 2008. We concluded an intensive marketing effort in Africa led by our CEO, in Spring - Summer 2006. Helping us coordinate our effort in this area, as well as in other strategic areas, is the firm of Henan, Blakie.
Henan Blakie's knowledge of the international markets will continue to give
Millenia a great lead to future sales and opportunities.
In the face of anti-malarial drug resistance in the case of quinine-based treatments and neuro-toxicity for artimisin products, the need for effective treatments will continue to intensify. Millenia has commenced building a network of local distributors and expects that the demand for MALAREX/MMH(TM)18 should progressively increase over time. Millenia has chosen to remain conservative and has established a goal of capturing 1 - 2% ($100 - $200 million) of the marketplace within 4 years of its first major order. According to the company's estimates, attaining this sales level will ensure the viability and solid profitability of the Company for its shareholders. No assurance can be given that the Company will meet its sales goals.

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

MH-B has made great strides in its metamorphosis from pure plant-based drug research and discovery. Commencing with the end of Q1 2006 and continuing in
2006 and 2007, MH-B has signed plant-based product agreements, and received the initial payments, with the world's largest cosmetics and health beauty products giant, France based L'Oreal. A similar agreement was signed with the Pierre
Fabre Group, a company with $1.8 billion in revenue, from pharmaceuticals and cosmeceuticals. In Q1 of 2007 we signed a contract with Sederma S.A.S. of
France, a large provider of ingredients to the cosmetic industry. MH-B is currently in the midst of a 2 yr. contract to do research and analyses for
Millenia Hope Inc. In Q3 we signed a contract with the world's leading purveyor of taste items, Synomex Corp.

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
On November 20, 2007 the Company held its annual shareholders meeting in
Delaware. By an affirmative vote of 53.8% of all the common shares issued and outstanding, as of the record date of October 8, 2007, the shareholders authorized the Company to amend the Certificate of incorporation to increase the authorized capital from 280 million common shares to 390 million common shares and the preferred shares from 50 million to 80 million shares. There were
252,500 shares voting against this proposition and 45.2% of the outstanding shares abstained from voting.

By the same ratio of 53.8% of the shareholders authorized the Board to reverse split their shares in a ratio of between 1:3 to 1:7, only if they decide it is in the best interest of the Company to do so.

Also, the incumbent slate of directors were re-elected, by a plurality of votes cast, this being 132,635,627 in the affirmative or 53.9% with 46.1%% of the voting shares abstaining.. Re-elected as directors were Leonard Stella, Yehuda
Kops, Hugo Valente, Jacky Quan and Joseph Daniele.

On December 13, 2007 Mr. Jacky Quan resigned as an officer and Director of the
Company to pursue other interests.

On January 31, 2008, we signed a Letter of Intent, with Loubac Top Envirnmental
Inc. to make a reverse acquisition of their outstanding shares (publicly traded on the NEX market), in consideration for certain Patents and Rights that we own.
This is only a LOI and regulatory and due diligence work is still needed to reach the preliminary agreement stage, and we will need our debtholder and our shareholders approval of this deal, when and if consummated.

As of February 1, 2008, we are also negotiating the purchase of a HIV-CCR5 patent for approx. $3 million US, to be paid in a combination of restricted common shares of Millenia Hope and cash in whatever ratio is agreed to by the respective parties. This deal also has not finished its due diligence stage.

Year ended November 30, 2007 compared to November 30, 2006.

In 2006 our subsidiary MH-B had revenue of $624,262, as payment for work for a multi-national cosmetic company and a pharmaceutical firm. We had income in 2007 of $1,323,003 and their cost of sales of $7,009 from MH-B plant discovery contracts and from an MMH(TM)Malarex/MMH(TM) 18 sale.

In 2007 we had $5,511,677 of operating expenses vs. $8,373,117 in 2006, broken down as follows:

Comparative figures year ended November 30, 2007 and 2006.
                                 Stock                    Non Stock
                                 Compensation             Compensation                    Total

      2007

Biotech Wages                    $        -                 $1,074,336                 $1,074,336
Admin Salaries                   $   47,225                 $1,220,200                 $1,267,425
Consulting                          204,075                    311,141                    515,216
Development                         515,490                    351,220                    866,710
Marketing                                 -                    363,827                    363,827
Other S, G and A                          -                  1,424,163                  1,424,163
                                 -----------------------------------------------------------------
                                 $  766,790                 $4,744,887                 $5,511,677
                                 =================================================================

Biotech Wages                    $        -                 $  648,515                 $  648,515
Admin Salaries                    1,309,680                    273,922                  1,583,602
Consulting                          585,530                    164,251                    749,781
Development                       2,275,650                  1,118,588                  3,394,238
Marketing                           231,525                    691,810                    923,335
Other S, G and A                    220,737                    852,909                  1,073,646
                                 -----------------------------------------------------------------
                                 $4,623,122                 $3,749,995                 $8,373,117
                                 =================================================================
In 2006 we paid salaries to our scientists in our subsidiary of $648,
$1,074,336 in 2007. We had a large number of projects in 2007 and, respectively, a larger number of scientists.

In 2007, we paid the principal officers $1,267,425 in salaries and had salaries of $1,583,602 in 2006. Higher salaries were paid in 2006 reflecting a larger cash flow.

We had consulting fees of $515,216 in 2007 and $749,781 in 2006. The expense in
2006 was stock compensation paid to a business consultant for their role in our acquiring the intellectual property and research equipment for our subsidiary company and other consultants for the new business we commenced in the subsidiary and a total of $280,000 to secure our NIR loan, of which $217,800 is being amortized over the following 2 1/3 years. In 2007 we had business and financing consultants to help with strategic planning and the raising of additional financing.

We had marketing expenses of $363,827 in year 2007 and $923,335 in 2006. Our decreased expenses are due to a greater effort on promoting MALAREX/MMH(TM)18 preparatory to receiving our first large commercial sales order in 2006. This entailed enlisting entities that had entree into governmental departments and already established distribution networks. In 2007 we concentrated our marketing effort on the activities of our subsidiary, Millenia Hope Biopharma, to commercialize its library of purified fractions.

We incurred development costs of $866,710 during the 2007 period as compared to
$3,394,238 for 2006. 2006 represented the expensing of deferred stock compensation in the amount of $1,374,000 from 2005 work and $1,700,000 for other development costs in improving the formulation of MALAREX/MMH(TM)18 and our subsidiary's on going R&D in plant based discovery and development. Also the
$400,000 costs of acquisitions for the rights and interest in 3 patent applications for weight loss, anorexia and obesity. In 2007 we expensed $253,000 of deferred stock compensation and had $982,000 of our subsidiaries research contracts and expenses for their ongoing projects. Millenia in December 2006 secured the rights for treating hypercholesterol for $1,062,000 and $167,000 of other R&D expenses. We had R&D offset credits against these expenses of
$1,339,000 in 2007.

Other general and administrative expenses were $1,424,163 for 2007. This represented an increase from $1,073,646 in 2006. This was attributable to the fact that in 2007 we had the consolidated operating expenses of 2 corporations for a full 12 months vs. 2006 in which we only had 9 1/2 months of consolidated expenses.

As a result of the foregoing we incurred an operating loss of $4,195,683 for the year end, November 30, 2007, compared to a loss of $7,748,855 for 2006.

Liquidity and Capital Resources
At November 30, 2007 the Company had negative working capital of $3,605,647.
Additional capital and/or borrowings will be necessary. Management anticipates generating revenue through the sales of Malarex/MMH(TM) 18 and Biopharma work during this fiscal year. The officers and directors of the Company have indicated their commitment to help raise the necessary funds to fund the operations of the organization during the next fiscal year until the organization can generate sufficient cash flow from operations to meet current operating expenses and overhead. Management anticipates its consolidated net cash needs at $2,000,000 for the fiscal year ending November 30, 2008.

Recent Pronouncements
In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15,
2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of adopting this statement.

      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement,
("SFAS No. 157"), which establishes a framework for measuring fair value and expands disclosures about fair value measurements. Additionally, the pronouncement provides guidance on definition, measurement, methodology and use of assumptions and inputs in determining fair value. In February 2008, the FASB issued FASB Staff Position ("FSP") 157-1, Application of FASB Statement No. 157
to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair
Value Measurements for Purposes of Lease Classification or Measurement under
Statement 13 ("FSP 157-1") and FSP 157-2, Effective Date of FASB Statement No.
157 ("FSP 157-2"). FSP 157-1 removes certain leasing transactions from the scope of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.
SFAS No. 157 for financial assets and financial liabilities is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for
Financial Assets and Financial Liabilities - including an amendment of FAS 115".
This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company is currently evaluating the impact of adopting this statement.
      In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business
Combinations ("SFAS No. 141R"). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008.
The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on its financial statements.

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

Item 9. Directors, and Executive Officers, of the Registrant.

(a) Directors and Executive Officers.

Name                              Age     Position
----                              ---     --------
Leonard Stella                    46      CEO - Director

Bahige Baroudy                    56      President, Chief Science Officer

Yehuda Kops                       53      COO - Director

Hugo Valente                      57      CFO - Director

Joseph Daniele                    44      Chief Legal Advisor - Director

Soriba Cisse                      51      VP Research Development

Jeffrey Brooks                    57      VP Operations

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
Mr.Valente has successfully built a number of companies in Canada to be leaders in their market sectors and created substantial value for shareholders. Mr.
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

Mr. Jeffrey Brooks- V.P. Operations.

Bachelor of Science, Chemistry and Microbiology - McGill (1970). Mr. Brooks, a
biotech and pharmaceutical projects manager, has a vast and varied knowledge of the pharmaceutical business, cutting a wide swath across some of the largest 5 layers in the industry. He has worked for and consulted to, among others, AHP
Wyeth -Ayest, Merck Frost, Abbot Laboratories Ltd., Connaught Laboratories Ltd.
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
A Canadian company has sued Millenia for $11,316 for unpaid services. The
Company denies that any services were rendered and has cross- claimed for
$50,000 for undelivered services. No provision has been set up for this claim.

3 Canadian companies have claims for unpaid services in the aggregate amount of
$129,000, of which $112,000 has already been booked by Millenia as Accounts
Payable and which the Company will settle in full with these creditors.
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

         - Full, fair, accurate, timely and understandable disclosure in reports and documents that the company files with, or submits to, the
           Securities & Exchange Commission and in other public communications made by the Company;

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

Item 10. Executive Compensation.

(a) General

SUMMARY COMPENSATION TABLE

Name and                                                                    Long-term
Principal Position                          Year    Salary          Bonus   Compensation: Shares
------------------------------------------------------------------------------------------------

Leonard Stella                              2007    $412,000          0            -
Chief Executive Officer, Director

Yehuda Kops                                 2007    $250,000          0            -
Chief Operating Officer, Director

Hugo Valente                                2007    $150,000          0            -
Chief Financial Officer, Director

Jacky Quan                                  2007    $151,200          0            -
Executive VP, Treasurer, Director

Joseph Daniele                              2007    $250,000          0            -
Chief Legal Officer, Director

Bahige Baroudy                              2007    $54,225           0        1,750,000
President, Chief Scientific Officer

Soriba Cisse                                2007    $ 0               0           -
Vice President Research Development

Leonard Stella                              2006    $503,810          0        6,1335,850
Chief Executive Officer, Director

Yehuda Kops                                 2006    $304,630          0        4,046,150
Chief Operating Officer, Director

Hugo Valente                                2006    $151,000          0        2,216,800
Chief Financial Officer, Director

Jacky Quan                                  2006    $175,800          0        2,692,800
Executive VP, Treasurer, Director

Joseph Daniele                              2006    $306,800          0        4,346,150
Chief Legal Officer, Director

Margaret Bywater                            2006    $27,970           0        0
President

Soriba Cisse                                2006    $10,646           0        0
Vice President Research Development

Bahige Baroudy                              2006    $15,000           0        250,000
President, Chief Scientific Officer

Raymond Roy                                 2006    $8,580            0        143,000
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

(h) Report on Repricings of Options/SARs

None.

Item 11 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 29, 2008, certain information concerning the ownership of the Company's Common Stock by: (i) each person who is known by the Company to own beneficially 5% or more of the outstanding shares of common stock; (ii) each of the Company's directors; and (iii) the name of each executive officer, both in respect to the number of shares owned by each person and the percentage of the outstanding shares represented thereby that also sets forth such information for directors and executive officers as a group
(see item 6 (b) and (c)). Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. Pursuant to the rules of the Securities and Exchange
Commission,shares of common stock which an individual or a group has a right to acquire within 60 days of February 29, 2008 pursuant to the exercise of presently exercisable or outstanding options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Information with respect to beneficial ownership is based upon the shareholder list provided by the Company's transfer agent.

Name and Address                   Amount and Nature            Percent of class
Of Beneficial Owner                of Beneficial Owner

Leonard Stella (1)                 15,279,150                   6.20

Bahige Baroudy (1)                 2,000,000                    0.81

Yehuda Kops (1)                    9,714,150                    3.94

Hugo Valente (1)                   4,373,100                    1.78

Jacky Quan (1) (2)                 7,656,333                    3.12

Joseph Daniele (1)                 4,346,150                    1.76

(1) All Directors and Executive
Officers as a group (5 persons)    43,398,883                   17.61

(2) Director and officer till December 15, 2007

Item 12. Certain Relationships and Related Transactions.

At November 30, 2006 the Company had a related party payable of $432,361. During the year ended November 30, 2007, the Company's financing activities with related parties consisted of (net) borrowings of $94,997. The balance of
$527,358 at November 30, 2007 is unsecured and accrues no interest and is included in accounts payable.

Item 13. Financial Statements and Exhibits.

(a) List of Financial Statements filed herewith.

       Millenia Hope Inc.
       (A company in the development stage)

       Independent Auditors' Report

       Consolidated Balance Sheet November 30,2007, November 30, 2006

       Consolidated Statement of Operations Years ended November 30, 2007 and
       November 30, 2006, and from inception to November 30, 2007

       Statement of Shareholders' Equity From inception to November 30, 2007

       Consolidated Statement of Cash Flows Years ended November 30, 2007 and
       November 30, 2006, and from inception to November 30, 2007

Notes to the Consolidated Finance Statements year ended November 30, 2007

(b) List of Exhibits.

       Reports on Form 8-k

       Changes in Certifying Accountant

       Appointment of Directors, Appointment and dismissal of Principal Officers

       Entry into a Material Definitive Agreement

Item 14. Principal Accountant Fees and Service

Audit Fees

For the fiscal year ended November 30, 2007, the aggregate fees billed for professional services rendered by Chang Park CPA ("independent auditors") for the audit of the company's annual financial statements and reviews on interim financial statements totaled approximately $40,000.

Financial Information Systems Design and Implementation Fees

For the fiscal year ended November 30, 2007 there were $-0- in fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

For the fiscal year ended November 30, 2007 there was $0 in fees billed for other service.

Sarbane Oxley Declarations

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, this Annual
Report or Amendment was signed on its behalf by the undersigned, thereunto duly authorized.

                                      MILLENIA HOPE INC.

Date: March 24, 2008                  /s/ Leonard Stella
                                      ---------------------------------
                                      Leonard Stella, CEO and Director

Date: March 24, 2008                  /s/ Yehuda Kops
                                      ---------------------------------
                                      Yehuda Kops, Principal Financial Officer and
                                      Director

                               Millenia Hope Inc.
                      (A Company in the Development Stage)

                        Consolidated Financial Statements
                                November 30, 2007

Millenia Hope Inc.
 (A Company in the Development Stage)

Consolidated Financial Statements
November 30, 2007

Contents

Report of Independent Registered Public Accounting Firm                  F-1

Consolidated Balance Sheets                                              F-2

Consolidated Statements of Operations                                    F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit)   F-4 - F-5

Consolidated Statements of Cash Flows                                    F-6

Notes to Consolidated Financial Statements                           F-7 - F-18

                           Chang G. Park, CPA, Ph. D.
             o 371 E STREET o CHULA VISTA o CALIFORNIA 91910-2615 o
       o TELEPHONE (858)722-5953 o FAX (858) 761-0341 o FAX (858) 764-5480
                         o E-MAIL changgpark@gmail.com o

--------------------------------------------------------------------------------

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors and Stockholders
Millenia Hope Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Millenia Hope,
Inc. and subsidiary (A Development Stage "Company") as of November 30, 2007 and
the related consolidated financial statements of operations, changes in shareholders' equity and cash flows for the year ended November 30, 2007 and for the period from December 24, 1997 (inception) to November 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of November 30, 2006, before restatement described in Notes
13, were audited by other auditors whose report, dated March 31, 2007, expressed an unqualified opinion and included going concern paragraphs on those statements.

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2007 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2007, and the results of its operation and its cash flows for the year ended November 30, 2007 and for the period from December 24, 1997
(inception) to November 30, 2007 in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park
-----------------
CHANG G. PARK, CPA

February 29, 2008
San Diego, CA. 91910

        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                                      F-1

                               Millenia Hope Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                     November 30, 2007 and November 30, 2006

                                                                                                            2006
                                   Assets                                             2007                Restated
Current Assets
 Cash                                                                           $          -            $      2,582
 Accounts Receivable                                                                 178,837                  37,063
 Inventories                                                                          68,477                       -
 Prepaid expenses                                                                    329,411                 397,994
 Tax Credits Receivable                                                              979,000                       -
                                                                                ------------------------------------
Total Current Assets                                                               1,555,725                 437,639

Property & Equipment (net)                                                           624,042                 646,011
                                                                                ------------------------------------

           Total Assets                                                         $  2,179,767            $  1,083,650
                                                                                ====================================

                      Liabilities & Stockholders' (Deficit)
Current Liabilities
 Bank overdraft                                                                 $     31,196            $          -
 Accounts Payable and Accrued Liabilities                                          2,169,755                 715,865
Loans payable-related party                                                          527,358                 432,361
 Notes payable                                                                     2,339,123                 418,899
Lease inducements                                                                     93,940                       -
                                                                                ------------------------------------
           Total Current Liabilities                                               5,161,372               1,567,125
                                                                                ------------------------------------

Convertible notes payable (net)                                                      819,270                 358,631
                                                                                ------------------------------------

           Total Liablilities                                                      5,980,642               1,925,756

Stockholders' (Deficit)
Preferred Stock, $0.0001 par value 80,000,000                                              -                       -
share authorized-0 shares issued and outstanding
 Common Stock, $.0001 par value; 390,000,000 shares authorized,
  252,510,250 issued and outstanding November 30, 2007                                25,251                  19,315
193,149,717 issued and outstanding November 30, 2006
 Additional Paid in Capital                                                       27,519,170              26,017,795
 Deferred Stock Compensation                                                               -                (252,990)
 (Deficit) Accumulated During the Development Stage                              (31,345,297)            (26,626,226)
                                                                                ------------------------------------
           Total Stockholders' (deficit)                                          (3,800,870)               (842,106)
                                                                                ------------------------------------

                       Total liabilities and stockholders' (deficit)            $  2,179,767            $  1,083,650
                                                                                ====================================

See the accompanying notes to the consolidated financial statements.

                                      F-2

                               Millenia Hope Inc.
                          (A Development Stage Company)
                      Consolidatd Statements of Operations
                   Years Ended November 30, 2007 and 2006, and
       the Period From Inception (December 24, 1997) to November 30, 2007

                                                     Year Ended            Year Ended             Inception to
                                                     November 30           November 30            November 30
                                                        2007             2006 (restated)              2007
                                                        ----             ---------------              ----
Revenues                                           $   1,323,003          $     624,262          $   3,281,453

Cost of Sales                                              7,009                      -                796,549
                                                   -------------          -------------          -------------

Gross Profit                                           1,315,994                624,262              2,484,904
                                                   -------------          -------------          -------------

Operating Expenses
   Biotech Wages                                       1,074,336                648,515              1,722,851
   Administrative Salaries                             1,267,425              1,583,602              6,014,761
   Marketing                                             363,827                923,335              6,338,365
   Research & Development                                866,710              3,394,238              7,259,900
   Patent rights                                               -                      -              1,005,827
   Selling, general and administrative                 1,939,379              1,823,427              7,898,457
                                                   -------------          -------------          -------------
                                                       5,511,677              8,373,117             30,240,161
                                                   -------------          -------------          -------------

Operating (Loss)                                      (4,195,683)            (7,748,855)           (27,755,257)
                                                   -------------          -------------          -------------

Other income (expense)
   Gain on disposition of subsidiary                           -                623,520              1,360,782
   Interest Income                                             -                      -                131,323
   Interest expense                                   (1,043,555)              (881,700)            (2,104,467)
 Loss on Bond Conversions                               (267,833)                     -               (267,833)
 Write-off Inventory                                           -                (65,443)               (65,443)
   Write-off of leasehold improvements                         -                      -                 (2,663)
   Write-off of notes receivable, related parties              -                      -               (629,739)
   Write-off of other assets                                   -                      -             (2,799,999)
                                                   -------------          -------------          -------------
                                                      (1,311,388)              (323,623)            (4,378,039)
                                                   -------------          -------------          -------------

Net (loss)                                         $  (5,507,071)         $  (8,072,478)         $ (32,133,296)
                                                   -------------          -------------          -------------
Per share information - basic and diluted:
Weighted Average Number of Common
 Shares Outstanding                                  189,530,786            143,002,392
                                                   =============          =============
(Loss) Per Common Share                            $       (0.02)         $       (0.06)
                                                   =============          =============
See the accompanying notes to the consolidated financial statements

                                      F-3

                               Millenia Hope, Inc.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
             Inception (December 24, 1997) through November 30, 2007

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
                                           -----------------------------------------------------------------------------------------------------------------
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
                                           -----------------------------------------------------------------------------------------------------------------
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
                                           -----------------------------------------------------------------------------------------------------------------
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

October 14, 2002-issue of common
Stock of which 105,000 shares were
Issued for office expenses and
100,000 shares were issued for
Settlement of a note                          269,000          27       37,633              -          -         -             -            -         37,660

October 14, 2002-issue of common
Stock for  future marketing services        2,000,000         200      159,800              -          -         -             -            -        160,000

November 14, 2002-issue of common
Stock for Marketing services                   13,400           1        1,339              -          -         -             -            -          1,340

Payment of subscription  Receivable
in exchange For marketing services                  -           -            -        256,250          -         -             -            -        256,250

Relocated to note payable                           -           -            -         37,500          -         -             -            -         37,500

Net (loss) year ended November 30, 2002             -           -            -              -          -         -             -   (3,591,729)    (3,591,729)
                                           -----------------------------------------------------------------------------------------------------------------
Balance-November 30, 2002                  39,144,695       3,915    8,358,608              -  1,000,000       100             -   (8,446,915)       (84,292)

December 11, 2002, issue of common stock
for consulting services at $.07 per share     200,000          20       13,980              -          -         -             -            -         14,000

February 5, 2003, issue of  common stock
for cash At $.05 per share                    226,250          23       11,289              -          -         -             -            -         11,312

March 24. 2003,  issue of common stock
for cash At $.05 per share                    861,335          86       42,980              -          -         -             -            -         43,066

May 5, 2003,  issue of common stock
for cash At $.05 per share                    268,997          27       13,423              -          -         -             -            -         13,450

July 11, 2003, issue of common stock
to settle a note receivable at
$.05 per share                                 40,000           4        1,996              -          -         -             -            -          2,000

August 15, 2003, issue of common stock
in settlement of consulting fees at
$.05 per share                                500,000          50       24,950              -          -         -             -            -         25,000

August 29, 2003, issue of common stock
for cash At $.05 per share                    190,470          19        9,505              -          -         -             -            -          9,524

September 22, 2003, issue of common stock
to settle  a note receivable at
$.08 per share                                125,000          13        9,987              -          -         -             -            -         10,000

October 17, 2003, issue of common stock
in settlement of representation costs at
$.05 per share                              1,608,770         161       80,278              -          -         -             -            -         80,439

October 17, 2003, issue of common stock
for cash At $.05 per share                    100,000          10        4,990              -          -         -             -            -          5,000

October 17, 2003, issue of common stock
allocated to a note receivable at
$.005 per share                                20,000           2           98              -          -         -             -            -            100

October 31, 2003, issue of a common stock
In settlement of administrative salaries
and office expenses at $.05 per share       7,300,000         730      364,270              -          -         -             -            -        365,000

Net (loss) year ended November 30, 2003             -                        -                                                        (44,153)       (44,153)
                                           -----------------------------------------------------------------------------------------------------------------
Balance-November 30, 2003                  50,585,517       5,060    8,936,354              -  1,000,000       100             -   (8,491,068)       450,446

June through September of 2004 issue of
common stock In settlement of consulting
fees                                        1,591,375         159      188,770              -          -         -      (122,834)           -         66,095

September 2, 2004, issue of common stock
In settlement of development costs at
$.13 per share                              2,092,980         209      271,878              -          -         -             -            -        272,087

February 28, 2004, issue of common stock
In settlement of rental expenses and
accounts payable at $.29 per share          1,000,000         100      289,900              -          -         -             -            -        290,000

March 1, 2004, issue of common stock for
cash at $.09 per share                        600,000          60       53,940              -          -         -             -            -         54,000

March 1, 2004, issue of common stock
In settlement of office expenses
at $.18 per share                             350,000          35       62,965              -          -         -             -            -         63,000

April 19, 2004 issue of common stock for
cash at $.12 per share                        112,122          11       13,444              -          -         -             -            -         13,455

January through November of 2004 issue of
common stock In settlement of
representation costs at $.20 per share      9,063,250         906    1,778,864              -          -         -      (976,089)           -        803,681

May 27, 2004, issue of common stock
In settlement of professional fees
at $.20 per share                              25,000           2        4,998              -          -         -             -            -          5,000

May 27, 2004, issue of common stock for
cash at $.12 per share                         75,000           8        8,992              -          -         -             -            -          9,000

June 24, 2004 issue of common stock for
at $.15 per share                             280,000          28       40,572              -          -         -             -            -         40,600

July 21, 2004 issue of common stock for
cash at $.15 per share                         43,333           4        6,466              -          -         -             -            -          6,470

November 22, 2004 issue of common stock
for cash at $.04 per share                    670,166          67       29,933              -          -         -             -            -         30,000

Net (loss) year ended November 30, 2004                                                                                           (2,774,149)     (2,774,149)
                                           -----------------------------------------------------------------------------------------------------------------
Balance November 30, 2004                  66,488,743  $    6,649  $11,687,076              -  1,000,000    $  100   $(1,098,923)$(11,265,217)  $   (670,315)
                                           =================================================================================================================
December 3, 2004, issue of commo
for cash at $.04 per share                    873,333          87       32,913              -          -         -             -            -         33,000

December 2004 through August
2005 issue of common stock
In settlement of representation costs
at $.15 per share                           6,650,600         665      977,023              -          -         -       879,814            -      1,857,502

January 5,2005 issue of common stock for
cash at $.04 per share                      1,875,000         187       75,813              -          -         -             -            -         76,000

January through September
2005, issue of common stock
In settlement of consulting fees
at $.14 per share                           6,695,600         670      905,445              -          -         -      (119,946)           -        786,169

February 1, 2005, issue of common stock
for cash at $.05 per share                  2,144,775         214      106,286              -          -         -             -            -        106,500

February through May 2005, issue of
common stock In settlement of development
costs at $.19 per share                    17,866,666       1,787    3,315,213              -          -         -    (1,584,318)           -      1,732,682

March 15, 2005 issue of common stock for
cash at $.09 per share                      1,317,000         132      118,398              -          -         -             -            -        118,530

March 28, 2005 issue of common stock for
cash at $.04 per share                        798,500          80       31,785              -          -         -             -            -         31,865

April 7, 2005, issue of common stock
In settlement of accounts payable
at $.16 per share                           3,750,000         375      599,625              -          -         -             -            -        600,000

April 27, 2005 issue of common stock for
cash at $.07 per share                        100,000          10        6,990              -          -         -             -            -          7,000

May 5, 2005 issue of common stock for cash
at $.16 per share                           4,454,000         445      708,420              -          -         -             -            -        708,865

May through November of 2005 issue of
common stock In settlement of
administrative salarie                      8,711,200         871    1,733,629              -          -         -             -            -      1,734,500

May through October 2005, issue of common
stock In settlement of office expenses
at $.16 per share                             530,000          53       85,247              -          -         -             -            -         85,300

October 28, 2005 issue of common stock for
cash at $.07 per share                      1,015,000         101       70,573              -          -         -             -            -         70,674

Net (loss) year ended November 30, 2004             -           -            -              -          -         -             -   (7,288,530)    (7,288,530)
                                          ------------------------------------------------------------------------------------------------------------------
Balance November 30, 2005                 123,270,417  $   12,326  $20,454,436              -  1,000,000    $  100   $(1,923,373)$(18,553,747)    $  (10,258)
                                          ==================================================================================================================

                                                                                                                            (Deficit)
                                                                                                                           Accumulated
                                          Common Stock                                   Treasury Stock      Deferred       During the
                                          ------------         Paid in  Subscriptions    --------------       Stock        Development
                                       Shares      Amount      Capital    Receivable     Shares   Amount   Compensation       Stage        Total
                                     --------------------------------------------------------------------------------------------------------------

Cancellation of treasury shares                -         -            100           -  (1,000,000)  (100)            -                -          -

Convertible debt warrants                                         599,244                                                                  599,244

December 2005 Through Nov 2006
issue of common stock in
settlement of development costs
at $0.04 per share                    23,820,300     2,382        941,939           -           -      -       (42,751)               -    901,570

December 2005 Through Sept 2006
issue of common stock in
settlement of representation costs
at $0.06 per share                     2,600,000       260        134,990           -           -      -             -                -    135,250

December 2005 Through Nov 2006
issue of common stock in
settlement of administrative salaries
at $0.07 per share                     19,939,750    1,994      1,307,686           -           -      -             -                -  1,309,680

January 2006 Through Nov 2006
issue of common stock in
settlement of consulting fees
at $0.06 per share                     6,125,000       612        342,138           -           -      -             -                -    342,750

March 2006 Through Nov 2006
issue of common stock in
settlement of office expenses
at $0.10 per share                         7,170         1            716           -           -      -             -                -        717

June 2006 issue of
dividend of subsidiary stock                   -         -           (240)          -           -      -             -                -       (240)

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
                                                                                                                           Accumulated
                                          Common Stock                                   Treasury Stock      Deferred       During the
                                          ------------         Paid in  Subscriptions    --------------       Stock        Development
                                       Shares      Amount      Capital    Receivable     Shares   Amount   Compensation       Stage        Total
                                     -------------------------------------------------------------------------------------------------------------
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
                                                                                                                           Accumulated
                                          Common Stock                                   Treasury Stock      Deferred       During the
                                          ------------         Paid in  Subscriptions    --------------       Stock        Development
                                       Shares      Amount      Capital    Receivable     Shares   Amount   Compensation       Stage        Total
                                     -------------------------------------------------------------------------------------------------------------
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
                                                                                                                           Accumulated
                                          Common Stock                                   Treasury Stock      Deferred       During the
                                          ------------         Paid in  Subscriptions    --------------       Stock        Development
                                       Shares      Amount      Capital    Receivable     Shares   Amount   Compensation       Stage        Total
                                     -------------------------------------------------------------------------------------------------------------
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

                                                                                                                            (Deficit)
                                                                                                                           Accumulated
                                          Common Stock                                   Treasury Stock      Deferred       During the
                                          ------------         Paid in  Subscriptions    --------------       Stock        Development
                                       Shares      Amount      Capital    Receivable     Shares   Amount   Compensation       Stage        Total
                                    --------------------------------------------------------------------------------------------------------------
Nov 16, 2006 issue of common stock
for debt payment at $0.02 per share    1,494,080       149         29,733           -           -     -              -              -       29,882

Nov 30, 2006 issue of common stock
for cash at $0.02 per share              600,000        60          8,940           -           -     -              -              -        9,000

2004 deferred consulting
compensation expended
year end Nov 30, 2006                          -         -              -           -           -     -         19,250              -       19,250

2004 deferred representation
expense expended
year end Nov 30, 2006                          -         -              -           -           -     -         87,875              -       87,875

2005 deferred consulting
compensation expended
year end Nov 30, 2006                          -         -              -           -           -     -        223,530              -      223,530

2005 deferred representation
 expended year end Nov 30, 2006                -         -              -           -           -     -          8,400              -        8,400

2005 deferred development
expended year end Nov 30, 2006                 -         -              -           -           -     -      1,374,077              -    1,374,077

June-Sept. 2006 issuance of subsidiary
common stock                                                        2,280                                                                    2,280

Net (loss) year ended Nov 30, 2006             -         -              -           -           -     -              -     (8,072,478)  (8,072,478)

                               Millenia Hope, Inc.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
            Inception (December 24, 1997) through November 30, 2007

                                                                                                                                    (Deficit)
                                                                                                                                   Accumulated
                                                  Common Stock                                   Treasury Stock      Deferred       During the
                                                  ------------         Paid in  Subscriptions    --------------       Stock        Development
                                               Shares      Amount      Capital    Receivable     Shares   Amount   Compensation       Stage        Total
                                            --------------------------------------------------------------------------------------------------------------

2006 BCF Debt Discount                                -         -    1,400,756           -            -        -              -              -   1,400,756
                                            -----------   -------  -----------     ---------     -------   -------  -----------   ------------   ---------
Balance November 30, 2006                   193,149,717   $19,315  $26,017,795     $     -       $    -   $    -   $   (252,990)  $(26,626,226)   (842,106)

December 1, 2006 issue of common stock        2,400,000       240       31,440           -            -        -              -              -      31,680
for cash at  $0.02 per share

December 11, 2006 issue of common stock       8,352,083       835       97,178           -            -        -              -              -      98,013
for cash at  $0.01 per share

December 2006 issue of common stock           8,750,000       875      261,625           -            -        -              -              -     262,500
for development costs

Between December 2006 and June 2007 issue of  1,750,000       175       47,050           -            -        -              -              -      47,225
common shares for adminstrative salaries

Between January 2007 and November 2007 issue  5,440,000       544      203,531           -            -        -              -              -     204,075
of common shares for consulting services

January 3, 2007 issue of common stock         1,730,000       173       25,387           -            -        -              -              -      25,560
for cash at  $0.01 per share

January 13, 2007 issue of common stock          500,000        50       14,860           -            -        -              -              -      14,910
for cash at  $0.03 per share

January 17, 2007 issue of common stock          500,000        50       44,950           -            -        -              -              -      45,000
for debt repayment at  $0.09 per share

February 8, 2007 issue of common stock        4,587,539       459      147,509           -            -        -              -              -     147,968
for cash at  $0.03 per share

February 28, 2007 issue of common stock         500,000        50       44,950           -            -        -              -              -      45,000
for debt repayment at  $0.09 per share

March 7, 2007 issue of common stock             500,000        50       44,950           -            -        -              -              -      45,000
for debt repayment at  $0.09 per share

April 7, 2007 issue of common stock             500,000        50       19,950           -            -        -              -              -      20,000
for debt repayment at  $0.04 per share

April 16, 2007 issue of common stock            500,000        50       24,950           -            -        -              -              -      25,000
for debt repayment at  $0.05 per share

April 23, 2007 issue of common stock            500,000        50       24,950           -            -        -              -              -      25,000
for debt repayment at  $0.05 per share

April 30, 2007 issue of common stock            500,000        50       19,950           -            -        -              -              -      20,000
for debt repayment at  $0.04 per share

May 1, 2007 issue of common stock             9,450,911       945      153,050           -            -        -              -              -     153,995
for cash at  $0.02 per share

May 11, 2007 issue of common stock              500,000        50       19,950           -            -        -              -              -      20,000
for debt repayment at  $0.04 per share

May 22, 2007 issue of common stock              500,000        50       19,950           -            -        -              -              -      20,000
for debt repayment at  $0.04 per share

May 28, 2007 issue of common stock              500,000        50       14,950           -            -        -              -              -      15,000
for debt repayment at  $0.03 per share

June 7, 2007 issue of common stock              500,000        50       14,950           -            -        -              -              -      15,000
for debt repayment at  $0.03 per share

June 15, 2007 issue of common stock             500,000        50        9,950           -            -        -              -              -      10,000
for debt repayment at  $0.02 per share

June 22, 2007 issue of common stock             500,000        50       14,950           -            -        -              -              -      15,000
for debt repayment at  $0.03 per share

July 3, 2007 issue of common stock              500,000        50        4,950           -            -        -              -              -       5,000
for debt repayment at  $0.01 per share

July 13, 2007 issue of common stock             900,000        90       71,295           -            -        -              -              -      71,385
for cash at  $0.08 per share

July 13, 2007 issue of common stock             500,000        50        9,950           -            -        -              -              -      10,000
for debt repayment at  $0.02 per share

July 31, 2007 issue of common stock             500,000        50        9,950           -            -        -              -              -      10,000
for debt repayment at  $0.02 per share

August 9, 2007 issue of common stock            500,000        50        9,950           -            -        -              -              -      10,000
for debt repayment at  $0.02 per share

August 16, 2007 issue of common stock           500,000        50        9,950           -            -        -              -              -      10,000
for debt repayment at  $0.02 per share

August 23, 2007 issue of common stock           500,000        50        9,950           -            -        -              -              -      10,000
for debt repayment at  $0.02 per share

September 5, 2007 issue of common stock         500,000        50        4,950           -            -        -              -              -       5,000
for debt repayment at  $0.01 per share

September 11, 2007 issue of common stock        250,000        25        2,475           -            -        -              -              -       2,500
for debt repayment at  $0.01 per share

September 20, 2007 issue of common stock        750,000        75        7,425           -            -        -              -              -       7,500
for debt repayment at  $0.01 per share

October 9, 2007 issue of common stock           750,000        75        7,425           -            -        -              -              -       7,500
for debt repayment at  $0.01 per share

October 16, 2007 issue of common stock          750,000        75        7,425           -            -        -              -              -       7,500
for debt repayment at  $0.01 per share

October 22, 2007 issue of common stock          750,000        75        7,425           -            -        -              -              -       7,500
for debt repayment at  $0.01 per share

November 2, 2007 issue of common stock          750,000        75        7,425           -            -        -              -              -       7,500
for debt repayment at  $0.01 per share

November 9, 2007 issue of common stock          750,000        75       14,925           -            -        -              -              -      15,000
for debt repayment at  $0.02 per share

November 19, 2007 issue of common stock         750,000        75       14,925           -            -        -              -              -      15,000
for debt repayment at  $0.02 per share

2005 deferred development expended                    -         -            -           -            -        -        252,990              -     252,990
year end November 30, 2007

November 30, 2007 issue of subsidiary                 -         -            -           -            -        -              -        788,000     788,000
capital stock

Net (Loss) year end                                   -         -            -           -            -        -              -     (5,507,071) (5,507,071)
Novemebr 30, 2007
                                            --------------------------------------------------------------------------------------------------------------

                                            252,510,250    25,251   27,519,170           -            -        -              -    (31,345,297) (3,800,876)
                                            ==============================================================================================================

See the accompanying notes to the consolidated financial statements.

                              Millenia Hope Inc.
                        (A Development Stage Company)
                     Consolidated Statement of Cash Flows
                 Years Ended November 30, 2007 and 2006, and
      the Period From Inception (December 24, 1997) to November 30, 2007

                                                                        Year Ended         Year Ended        Inception to
                                                                        November 30        November 30       November 30,
                                                                           2007               2006              2007
                                                                                           (restated)

 Operating Activities
Net (Loss)                                                              (5,507,071)        (8,072,478)       (32,133,296)
 Depreciation                                                              144,240             55,294            311,473
 Amortization of discount on convertible note payable                      703,320            627,091          1,330,411
 (Gain) loss on disposition of subsidiary                                        -           (623,520)        (1,360,782)
 Sale of investment in subsidiary for services                                   -                  -             10,800
 Issue of capital stock for services                                       766,790          4,623,119         16,005,511
 Issue of common stock for interest expense                                358,546            230,571            589,117
 Issue of subsidiary capital stock for services                                  -            400,000            469,875
 Issue of note for other development costs                               1,050,000                  -          1,867,226
      (subsequently converted to warrants)                                       -
 Settlement of subscription receivable in exchange                               -                  -            256,250
      for marketing services
Lease inducements                                                           93,940                  -             93,940
 Accrued interest income                                                         -                  -            (84,098)
 Accrued interest expense                                                   60,823                  -             90,397
 Interest expense settled with issuance of note                                  -                  -             27,770
      (subsequently converted to warrants)
 Write-off of inventory                                                          -             62,453             62,453
 Write-off of leasehold improvements                                             -                  -              2,663
 Write-off of notes receivable, related parties                                  -                  -            629,739
 Write-off of other assets                                                       -                  -          2,799,999
 (Increase) in Current Assets                                           (1,120,668)          (405,333)        (1,618,178)
 (Decrease) Increase in accounts payable and accrued liabilities         1,507,890            614,172          2,300,422
                                                                      ------------       ------------       ------------

Cash (used in) operating activities                                     (1,941,854)        (2,488,631)        (8,347,972)
                                                                      ------------       ------------       ------------

Financing Activities
   Bank Overdraft                                                           31,196             (3,408)            31,195
   Advances from related parties                                           153,967            432,361          1,953,789
   Proceeds from convertible note payable                                        -          2,000,000          2,000,000
   Payments on convertible note payable                                   (136,221)          (179,150)          (315,371)
   Proceeds from notes payable                                           1,375,375            725,459          2,100,834
   Payments on notes payable                                                     -            (81,000)           (81,000)
   Issuance of capital stock for cash                                      543,511            295,588          3,040,101
   Contribution to paid in capital                                               -                  -          1,318,347
                                                                      ------------       ------------       ------------

Cash provided by financing activities                                    1,967,828          3,189,850         10,047,895
                                                                      ------------       ------------       ------------

Investing activities
   Additions to fixed assets                                               (28,556)          (698,637)          (855,908)
   Deposits on future acquisition                                                -                  -         (1,000,000)
   Issue of stock for subsidiary cash balance                                    -                  -             40,628
   Repayment of subsidiary related party note receivable                         -                  -             34,233
   Collection of subsidiary share subscription receivable                        -                  -             83,331
   Note receivable                                                               -                  -             (2,207)
                                                                      ------------       ------------       ------------

Cash flows provided by (used in) investing activities                      (28,556)          (698,637)        (1,699,923)
                                                                      ------------       ------------       ------------

Increase (decrease) in cash                                                 (2,582)             2,582                  -

Cash and cash equivalents
   Beginning of period                                                       2,582                  -                  -
                                                                      ------------       ------------       ------------

   End of period                                                                 -       $      2,582                  -
                                                                      ------------       ------------       ------------

Supplemental Cash Flow Information
 Cash Paid for Income Taxes                                           $          -       $          -       $          -
 Cash Paid for Interest                                               $          -       $     77,932       $    257,144

Issuance of capital stock for convertible note repayment              $     89,311       $    102,742       $    192,053
Issuance of subsidiary stock for debt repayment                       $          -       $    225,560       $    225,560
Issuance of subsidiary stock as dividend                              $          -       $        240       $        240
Issuance of warrants associated with convertible note payable         $          -       $    599,244       $    599,244
Cancellation of treasury shares                                       $          -       $        100       $        100

See the accompanying notes to the consolidated financial statements.

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to the Consolidated Financial Statements
November 30, 2007

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

      Fair Value of Financial Instruments

      Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of
      November 30, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.
      These financial instruments include cash, accounts receivable, prepaid expenses and accounts payable and accrued liabilities, notes payable and convertible notes payable. Fair values were assumed to approximate carrying values for financial instruments because they are short term in nature, their carrying amounts approximate fair values, and they are payable on demand. The fair value of the convertible debentures approximates its carrying value based on current market conditions for similar debt instruments.

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
      Management believes there are no such impairments at November 30, 2007.

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to the Consolidated Financial Statements
November 30, 2007

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with original maturities of ninety days or less and bank indebtedness to be cash and cash equivalents.

      Inventory

      The Company values its inventory at the lower of cost and net realizable value based on the first-in first-out method.

      Property and Equipment

      Property and equipment is recorded at cost and depreciated using the straight line method, as follows:

         Furniture and fixtures                 5 years
         Equipment                              5 years
         Leasehold improvements                 5 years

      Repairs and maintenance are charged to operations as incurred and expenditures for significant improvements are capitalized. The cost of property and equipment retired or sold, together with the related accumulated depreciation, are removed from the appropriate asset and depreciation accounts, and the resulting gain or loss is included in operations. Depreciation expense for the years ended November 30, 2006 and
      2007 was $55,294 and $144,240, respectively.

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

      Stock-Based Compensation - Transition and Disclosure

      The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. The Company had no stock based compensation to employees for the years ended November 30,
      2006 and 2007.

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
November 30, 2007

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
      25, "Accounting for Stock Issued to Employees." Beginning with the
      Company's quarterly period that began on March 1, 2006, the Company adopted the provisions of SFAS No. 123R and will be required to expense the fair value of employee stock options and similar awards in the financial statements. The Company has no compensation cost relating to unvested portion of awards granted prior to the date of adoption to recognize at the time of adoption.

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

      Convertible Debt
      ----------------

      In accordance with the provisions of EITF No. 98-5 "Accounting for
      Convertible Securities with Beneficial Conversion Features or Contingently
      Adjustable Conversion Ratios" and EITF No. 00-27 "Application of Issue No.
      98-5 to Certain Convertible Instruments" ("EITF 00-27") the Company
      evaluates debt securities ("Debt") for beneficial conversion features. A beneficial conversation feature is present when the conversation price per share is less than the market value of the common stock at the commitment date. The intrinsic value of the feature is then measured as the difference between the conversion price and the market value (the
      "Spread") multiplied by the number of shares into which the Debt is convertible and is recorded as debt discount with an offsetting amount increasing additional paid-in-capital. The debt discount is accreted to interest expense over the term of the Debt with any unamortized discount recognized as interest expense upon conversion of the Debt. If a debt security contains terms that change upon the occurrence of a future event the incremental intrinsic value is measured as the additional number of issuable shares multiplied by the commitment date market value and is recognized as additional debt discount with an offsetting amount increasing additional paid-in-capital upon the future event occurrence.
      The total intrinsic value of the feature is limited to the proceeds allocated to the Debt instrument.

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to the Consolidated Financial Statements
November 30, 2007

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

New Accounting Pronouncements:

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15,
2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of adopting this statement.

            In September 2006, the FASB issued SFAS No. 157, Fair Value
      Measurement, ("SFAS No. 157"), which establishes a framework for measuring fair value and expands disclosures about fair value measurements.
      Additionally, the pronouncement provides guidance on definition, measurement, methodology and use of assumptions and inputs in determining fair value. In February 2008, the FASB issued FASB Staff Position ("FSP")
      157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and
      Other Accounting Pronouncements That Address Fair Value Measurements for
      Purposes of Lease Classification or Measurement under Statement 13 ("FSP
      157-1") and FSP 157-2, Effective Date of FASB Statement No. 157 ("FSP
      157-2"). FSP 157-1 removes certain leasing transactions from the scope of
      SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after
      November 15, 2008. SFAS No. 157 for financial assets and financial liabilities is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of
      SFAS No. 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for
Financial Assets and Financial Liabilities - including an amendment of FAS 115".
This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company is currently evaluating the impact of adopting this statement.

            In December 2007, the FASB issued SFAS No. 141 (revised 2007),
      Business Combinations ("SFAS No. 141R"). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on its financial statements.

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to the Consolidated Financial Statements
November 30, 2007

3.    Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of
$8,072,478 and $5,507,071 for the years ended November 30, 2006 and 2007 respectively, as well as reporting net losses of $32,133,296 from inception
(December 24, 1997) to November 30, 2007. At November 30, 2007 the Company had
negative working capital of $3,605,647 and a Stockholders' Deficit of
$3,800,875. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long-term relationships to develop and distribute the product. Management anticipates generating revenue through the sales of MMH Malarex(TM) during the next fiscal year, as well as revenue from several ongoing drug discovery contracts. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.    Property and Equipment

                                                          Accumulated              Balance
                                 Cost                     Depreciation             November 30, 2007
                                 ----                     ------------             -----------------

Equipment & Furniture            $625,678                 $ 161,383                $464,295

Leasehold Improvements           195,230                  35,483                   159,747
                                 -------------------------------------------------------------------

                                 $820,908                 $196,866                 $624,042
                                 -------------------------------------------------------------------

5.    Loan Payable Related Parties

      A total of $94,997 was advanced from several persons, generally officers and/or employees, during the year ended November 30, 2007, non-interest bearing and unsecured. The advances from related parties are not secured by promissory notes, are generally due within 12 months and totaled
      $527,538 outstanding at November 30, 2007.

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to the Consolidated Financial Statements
November 30, 2007

6.    Notes Payable

     As of November 30, 2007, the Company had $2,339,123 in notes payable outstanding.

             Name                Amount         Annual                  Repayment                          Collateral
                                               Interest                    Date

Pharmatech Canada             $  813,962          7%          no fixed term                                unsecured
R&D Capital                   $  500,000         15%          when R&D Tx Cr. are received in 2008         SR&D Tx Cr.
Emergia Capital               $  300,000         30%          extended to March 2008                       Equipment of Millenia
                                                                                                           Pharmaceuticals
9146-4552 Quebec Inc.         $  313,187         15%          when R&D Tx Cr. are received in 2008         SR&D Tx Cr.
Others                        $  195,674         10%          no fixed term                                unsecured
Others                        $   63,300   7% after May 08    May 31, 2008                                 unsecured
Others                        $  153,000         24%          no fixed term                                unsecured
                              ----------
                              $2,339,123
                              ==========

   7. Convertible Notes Payable

      On March 27, 2006 the Board of Directors of Millenia Hope approved a financing agreement for $2,000,000 with private investors. Under the terms of the agreement the Company has received the full $2,000,000 as of June
      2006. For this financing, the Investors received secured convertible notes totaling $2,000,000 with a 6% interest rate and a maturity date of March
      2009. Interest is payable quarterly, on the average outstanding amount to that point, in cash or via the issuance of Millenia Hope common shares, at the discretion of the borrower (Millenia Hope) and only in the case of a payment default at the discretion of the lender. The notes are convertible, at the discretion of the borrower (Millenia Hope) and only in the case of a loan provision default at the discretion of the lenders, into shares of common stock of the Company at the average of the lowest three (3) trading prices for shares of common stock during the twenty (20)
      trading day period ending on trading day prior to the date a conversion notice is sent to us. The notes are secured by all of he Company's assets.
      As of November 30, 2007, the Company had repaid $511,140 of principal and all interest to date.

      The Company also issued to private investors seven (7) year warrants to purchase 3,000,000 shares of common stock which are exercisable at an exercise price of $0.10 and another 3,000,000 shares of common stock which are exercisable at an exercise price of $0.25.

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

      The total warrant valuation of $599,244 has been allocated to additional paid-in capital and will be amortized over the term of the debt, 36 months. The BCF discount value of the convertible notes issued was
      $1,400,756 and has been allocated to paid in capital and will be amortized over the 36 months term of the debt. Amortization expense during the fiscal year ended November 30, 2007 was $703,319, and is included in interest expense in the accompanying financial statements.

      At November 30, 3007 and 2006, the balance of the convertible debt was as follows:

                                                                                     2007            2006

      Convertible debt                                                          $ 1,488,860      $ 1,731,540
      Debt discount                                                                (669,590)     $(1,372,909)
                                                                               -------------     -----------

                                                                                $   819,270       $  358,631
                                                                                ===========       ===========

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to the Consolidated Financial Statements
November 30, 2007

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

      A Canadian company has sued Millenia for $11,316 for unpaid services. The
      Company denies that any services were rendered and has cross- claimed for
      $50,000 for undelivered services. No provision has been set up for this claim.

      3 Canadian companies have claims for unpaid services in the aggregate amount of $129,000, of which $112,000 has already been booked by Millenia as Accounts Payable and which the Company will settle in full with these creditors.

      The Company's subsidiary signed a new lease for a 5-year 3-month term commencing April 1, 2007 and ending July 1, 2012. The Company's subsidiary was granted a no-rent grace period, by the lessor, from April 1, 2007 to
      June 30, 2007. Rent is payable per the following schedule:
      Twelve months ended:
                  July 2008         $420 000
                  July 2009         $434 000
                  July 2010         $448 000
                  July  2011        $462 000
                  July  2012        $476 000

      The lease expense was approximately $350,000 for year-end November 30,
      2006 and $306,000 for the year ended November 30, 2007

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
November 30, 2007

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
                                              ----
                                                 -
                                              ====

      As of November 30, 2007, the Company has a net operating loss carryforward of approximately $13,280,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2027.
      The deferred tax asset of approximately $4,500,000 relating to the operating loss carryforward has been fully reserved at November 30, 2007.
      The increase in the valuation allowance related to the deferred tax asset was $1,100,000 during 2007. The principal difference between the accumulated deficit for income tax purposes and for financial reporting purposes results from non-cash stock compensation expense being charged to operations for financial reporting purposes.

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to the Consolidated Financial Statements
November 30, 2007

10.  Stockholders' Equity (Deficit)

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

      In December 2006 the Company issued 8,750,000 common shares for development costs valued at $262,500. The share value was based on fair market value of theses shares on the date the contracts were entered into.

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to the Consolidated Financial Statements
November 30, 2007

      Between December 2006 and June 2007the company issued 1,750,000 Common shares for administrative salaries of $ 47,225. The share value was based on fair market value of theses shares on the date the contracts were entered into.

      Between January 2007 and November 2007, the Company issued 5,440,000 common shares for consulting services valued at $204,075. The share value was based on fair market value of theses shares on the date the contracts were entered into.

      On December 1, 2006, the Company issued 2,400,000 common shares for
      $31,680 cash.

      On December 11, 2006, the Company issued 8,352,083 common shares for
      $98,013 cash.

      On January 3, 2007, the Company issued 1,730,000 common shares for $25,560 cash.

      On January 12, 2007, the Company issued 500,000 common shares for $14,910 cash.

      On Feb. 8, 2007, the Company issued 4,587,539 common shares for $147,968 cash.

      On May 1, 2007, the Company issued 9,450,911 common shares for $153,995 cash.

      On June 13, 2007, the Company issued 900,000 common shares for $71,385 cash.

      Between January 17, 2007 and November 19, 2007 the Company issued
      15,500,000 common shares, free trading per the SB-2 registration
      Statement, for principal and interest payment of its convertible note payable in the amount of $450,000, based on the fair market value of these shares.

      In November 2007 Millenia Hope Pharmaceuticals issued 788,000 common shares to third parties for a total amount of $788,000. This $788,000 has been accounted for as a reduction to the Accumulated Deficit on the
      Consolidated Balance Sheets.

      Stock-based Compensation

      During the year ended November 30, 2006, the Company issued options to purchase shares of common stock to certain investors in connection with the convertible debt.

      SFAS 123 requires the Company to provide proforma information regarding net income and earnings per share as if compensation cost for the
      Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the option grants is estimated on the date of grant utilizing the
      Black-Scholes option pricing model. No options were granted in 2006 or
      2007. The Company has no such items for the years ended November 30, 2006 and 2007.

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to the Consolidated Financial Statements
November 30, 2007

      A summary of stock option activity is as follows:
                                                     Weighted      Weighted
                                    Number            average       average
                                      of             exercise        fair
                                    shares            price          value
                                    ------            -----          -----
         Balance at
      November 30, 2005             4,644,156          $1.00       $   0.00
         Granted                    6,000,000          $0.18       $   0.10
      Exercised/Forfeited           (4,644,156)            -              -
                                    ----------         -----          -----
         Balance at
         November 30, 2006          6,000,000          $0.18       $   0.10
                                    ==========         =====          =====
         Granted                             -             -
         Exercised/Forfeited                 -             -              -
                                    ----------         -----          -----
         Balance at
         November 30, 2007          6,000,000          $0.18       $   0.10
                                    ==========         =====          =====
      The following table summarizes information about fixed-price stock at November 30, 2007:

                  Outstanding                             Exercisable
                  -----------                             -----------
                  Weighted          Weighted-
                  Weighted           Average         Average
                   Average         Contractual       Exercise          Number
                   Number              Life            Price        Exercisable
                   ------              ----            -----        -----------

                  6,000,000         5 1/4 yrs          $0.18         6,000,000

11. Significant Events

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

      On November 20, 2007 the Company held its annual shareholders meeting in
      Delaware. By an affirmative vote of 53.8% of all the common shares issued and outstanding, as of the record date of October 8, 2007, the shareholders authorized the Company to amend the Certificate of incorporation to increase the authorized capital from 280 million common shares to 390 million common shares and the preferred shares from 50 million to 80 million shares. There were 252,500 shares voting against this proposition and 45.2% of the outstanding shares abstained from voting.

      By the same ration of 53.8% of the shareholders authorized the Board to reverse split their shares in a ratio of between 1:3 to 1:7, only if they decide it is in the best interest of the Company to do so.

      Also, the incumbent slate of directors were re-elected, by a plurality of votes cast, this being 132,635,627 in the affirmative or 53.9% with with
      46.1%% of the voting shares abstaining.. Re-elected as directors were
      Leonard Stella, Yehuda Kops, Hugo Valente, Jacky Quan and Joseph Daniele.

Millenia Hope Inc.
(A Company in the Development Stage)
Notes to the Consolidated Financial Statements
November 30, 2007

12. Subsequent Events

      Between December 1, 2007 and February 28, 2008, the Company issued
      7,500,000 common shares, freed under a SB-2 Registration Statement, in payment of convertible note debt, based on the fair market value, of
      $75,000.

      On December 13, 2007 Mr. Jacky Quan resigned as an officer and Director of the Company to pursue other interests.

13.   Restatement of Previous Year Financial Information

Balance Sheet-Nov. 30, 2006

                                      Before Adjustment                After              Difference

Minority Interest                       $    529,016               $          0         Dr $    529,016

Convertible Notes Payable               $  1,265,460               $    358,631         Dr $    906,829

Paid in Capital                         $ 24,614,759               $ 26,017,795         Cr $  1,403,036

Deficit                                 $(26,659,035)              $(26,626,226)        Cr $     32,809

Statement of Operations - November 30, 2006

                                      Before Adjustment                After              Difference

Gain on Disposition Of Subsidiary       $          0               $    623,520         Cr $    623,520

Interest Expense                        $   (387,774)              $   (881,700)        Dr $    493,926

Minority Interest                       $     96,784               $          0         Dr $     96,784

Net (loss)                              $ (8,105,288)              $ (8,072,478)        Dr $     32,810

We restated the Convertible Notes Payable to reflect the proper accounting treatment of Convertible Debt with BCF as mentioned in Note 2, Convertible Debt.
This added $1,400,756 to the Convertible Debt Discount and an additional
$493,926 to the Interest Expense. The Minority Interest was changed to correctly reflect the accounting treatment of the sale of the Company's subsidiary shares in 2006 as a capital gain and to set the Minority Interest to a $0 balance in this case where there is a negative stockholders equity on the books of the
Company's subsidiary. The net effect of the change in Gain on Disposition of
Subsidiary, additional Interest Expense and the removal of the Minority Interest is to reduce the 2006 Net Loss by $32,810.

