Form 10QSB
period 2008-02-29
MILLENIA HOPE INC
filed 2008-05-12
CIK 1060827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                          QUARTERLY REPORT PURSUANT TO
                           Section 13 or 15(d) of the
                       SECURITIES AND EXCHANGE ACT of 1934
                         For the QUARTERLY Period Ended
                                February 29, 2008

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At April 15, 2008 Issuer had 265,360,250 outstanding shares of Common Stock.


                                      INDEX

PART I: FINANCIAL INFORMATION

   Item 1. Financial Statements                                               2

         Consolidated Balance Sheet (Unaudited) at February 29, 2008,
         Audited November 30, 2007.                                           2

         Consolidated Statements of Operations (Unaudited) for the three months ended February 29, 2008 and February 28, 2007 and from
         inception (December 24, 1997) to February 29, 2008.                  3

         Consolidated Statements of Cash Flows (Unaudited) for the three months ended February 29, 2008 and February 28, 2007 and from
         inception (December 24, 1997) to February 29, 2008.                  4

         Notes to the Consolidated Financial Statements (Unaudited)           5

   Item 2. Plan of Operations

   Item 3. Controls and procedures                                           12

PART II. Other Information

   Item 2. Sale of Unregistered Securities                                   13

   Item 6. Exhibits and Reports on Form

   SIGNATURES                                                                13

                               Millenia Hope Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                      February 28, 2008, November 30, 2007

                                        Assets                                Feb. 29, 2008           Nov. 30, 2007
Current Assets                                                                 (Unaudited)              (Audited)
 Cash                                                                         $      7,701            $          -
 Accounts Receivable                                                               543,456                 178,837
 Inventories & Work in Progress                                                     66,952                  68,477
 Prepaid expenses & Deposits                                                       279,167                 329,411
 Tax Credits Receivable                                                          1,161,847                 979,000
                                                                              ------------------------------------
Total Current Assets                                                             2,059,123               1,555,725

Property & Equipment (net)                                                         569,810                 624,042
                                                                              ------------------------------------

                                                                              $  2,628,933            $  2,179,767
                                                                              ====================================

                                        Liabilities & Stockholders' (Deficit)
Current Liabilities
  Bank Advances                                                               $          -            $     31,196
  Accounts Payable and Accrued Liabilities                                       2,753,279               2,169,755
Loans payable-related party                                                        414,646                 527,358
  Notes payable                                                                  3,011,705               2,339,123
Deferred Revenue                                                                    20,000
Lease inducements                                                                   88,940                  93,940
                                                                              ------------------------------------
              Total Current Liabilities                                          6,288,570               5,161,372
                                                                              ------------------------------------

Convertible notes payable (net)                                                    938,463                 819,270
                                                                              ------------------------------------

Total Liabilities                                                                7,227,033               5,980,642

Stockholders' (Deficit)
Preferred Stock, $0.0001 par value 80,000,000                                            -                       -
share authorized-0 shares issued and outstanding
 Common Stock, $.0001 par value; 390,000,000 shares authorized,
  252,510,250 issued and outstanding November 30, 3007
260,010,250 issued and outstanding Feb. 29, 2008                                    26,001                  25,251
 Paid in Capital                                                                27,570,915              27,519,170
 (Deficit) Accumulated During the Development Stage                            (32,195,016)            (31,345,297)
                                                                              ------------------------------------
                                                                                (4,598,100)             (3,800,876)
                                                                              ------------------------------------

                                                                              $  2,628,933            $  2,179,767
                                                                              ====================================


See the accompanying notes to the consolidated financial statements.

                               Millenia Hope Inc.
                          (A Development Stage Company)
            Consolidated Statements of Operations Three months ended
                  February 29, 2008 and February 28, 2007, and
       the Period From Inception (December 24, 1997) to February 29, 2008
                                   (Unaudited)

                                                        Three months           Three months
                                                           ended                   ended              Inception to
                                                        February 29,           February 28,           February 29,
                                                            2008                   2007                   2008
                                                            ----                   ----                   ----
Revenues                                               $     541,943          $     359,387          $   3,823,396

Cost of Sales                                                  1,525                      -                798,174
                                                       -------------          -------------          -------------

Gross Profit                                                 540,418                359,387              3,025,322
                                                       -------------          -------------          -------------

selling, general and administrative
Biotech Wages                                                154,412                169,279              1,877,263
Administrative Salaries                                      352,570                 35,425              6,367,331
Marketing                                                      5,336                 81,079              6,343,701
Development                                                 (113,129)               945,427              7,146,771
Patent rights                                                      -                      -              1,005,827
Selling, general and administrative                          732,693                503,949              8,631,150
                                                       -------------          -------------          -------------
                                                           1,131,882              1,735,159             31,372,043
                                                       -------------          -------------          -------------

Operating (Loss)                                            (591,464)            (1,375,772)           (28,346,721)
                                                       -------------          -------------          -------------

Other income (expense)
Gain on disposition of subsidiary                                  -                      -              1,360,782
Interest Income                                                    -                      -                131,323
Interest expense                                            (235,456)              (169,503)            (2,339,923)
Loss on Bond Conversions                                     (22,800)                     -               (290,633)
Write Off Inventory                                                -                      -                (65,443)
Write-off of leasehold improvements                                -                      -                 (2,663)
Write-off of notes receivable, related parties                     -                      -               (629,739)
Write-off of other assets                                          -                      -             (2,799,999)
                                                       -------------          -------------          -------------
                                                            (258,256)              (169,503)            (4,636,295)
                                                       -------------          -------------          -------------

Net (Loss)                                             $    (849,720)         $  (1,545,275)         $ (32,983,016)
                                                       ===========================================================


Per share information - basic and diluted:
Weighted Average Number of Common
 Shares Outstanding                                      256,410,250            212,576,876
                                                       =============          =============

(Loss) Per Common Share                                $       (0.00)         $       (0.01)
                                                       =============          =============


See the accompanying notes to the consolidated financial statements.

                               Millenia Hope Inc.
                          (A Development Stage Company)
            Consolidated Statements of Cash Flows Three months ended
                   February 29, 2008 and February 28, 2007 and
       the Period From Inception (December 24, 1997) to February 29, 2008
                                   (Unaudited)

                                                               Three Months Ended  Three Months Ended   Inception to
                                                                  February 29,        February 28,      February 29,
                                                                     2008                2007              2008
                                                                     ----                ----              ----
Operating Activities
  Cash (used in) operating activities                                (475,962)          (519,306)        (8,823,934)
                                                                 ------------       ------------       ------------

Financing Activities
  Bank Overdraft                                                      (31,195)                 -                  -
  Advances from related parties                                      (112,712)           142,229          1,841,077
  Proceeds from convertible note payable                                    -                  -          2,000,000
  Payments on convertible note payable                                      -            (95,622)          (315,371)
  Proceeds from notes payable                                         627,570            227,101          2,728,404
  Payments on notes payable                                                 -                  -            (81,000)
  Issuance of capital stock for cash                                        -            318,131          3,040,101
  Contribution to paid in capital                                           -                  -          1,318,347
                                                                 ------------       ------------       ------------

Cash provided by financing activities                                 483,663            591,839         10,531,558
                                                                 ------------       ------------       ------------

Investing activities
  Additions to fixed assets                                                 -            (16,597)          (855,908)
  Deposits on future acquisition                                            -                  -         (1,000,000)
  Issue of stock for subsidiary cash balance                                -                  -             40,628
  Repayment of subsidiary related party note receivable                     -                  -             34,233
  Collection of subsidiary share subscription receivable                    -                  -             83,331
  Note receivable                                                           -                  -             (2,207)
                                                                 ------------       ------------       ------------

Cash flows provided by (used in) investing activities                       -            (16,597)        (1,699,923)
                                                                 ------------       ------------       ------------

Increase (decrease) in cash                                             7,701             55,936              7,701

Cash and cash equivalents
  Beginning of period                                                       -              2,582                  -
                                                                 ------------       ------------       ------------

  End of period                                                  $      7,701       $     58,518              7,701
                                                                 ============       ============       ============

Supplemental Cash Flow Information
  Cash Paid for Income Taxes                                     $          -       $          -       $          -
                                                                 ============       ============       ============
  Cash Paid for Interest                                         $          -       $          -       $    257,144
                                                                 ============       ============       ============

Issuance of capital stock for convertible note repayment         $      6,969       $     19,332       $    199,022
                                                                 ============       ============       ============
Issuance of subsidiary stock for debt repayment                  $          -       $          -       $    225,560
                                                                 ============       ============       ============
Issuance of subsidiary stock as dividend                         $          -       $          -       $        240
                                                                 ============       ============       ============
Issuance of warrants associated with convertible note payable    $          -       $          -       $    599,244
                                                                 ============       ============       ============


See the accompanying notes to the financial statements.

                               MILLENIA HOPE INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2008
                                   (UNAUDITED)

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto of Millenia Hope Inc. as of November 30, 2007, and the periods then ended on Form 10KSB as filed with the Securities and Exchange Commission.

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

Note 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $ 849,720 for the three months ended February 29, 2008 as well as reporting net losses of $32,983,016 from inception (December 24, 1997). As reported on the consolidated statements of cash flows, the Company had deficit cash flows from operating activities of $475,962, for the three months ended February 29, 2008 and has reported deficit cash flows from operating activities of $ 8,823,934 from inception (December 24, 1997). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock $3,040,101 and term debt $6,173,110, which is partially related party debt.

Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to maintain reporting compliance and establish long-term relationships with other major organizations to distribute the product MMH(TM)MALAREX /MMH(TM) 18 as well as generating revenue from its subsidiary Millenia Hope Biopharma. Management anticipates generating revenue through the sales of MMH(TM) MALAREX /MMH(TM) 18 during this fiscal year as well as revenue from several ongoing drug discovery contracts of its subsidiary company.

Note 4 STOCKHOLDERS' EQUITY

During the period ended February 29, 2008, the Company issued 7,500,000 common shares, under an SB-2 Registration Statement, in payment of $75,000 of Convertible Note debt.


Note 5 REFUNDABLE TAX CREDITS

The federal government of Canada and the state of Quebec give refundable tax credits to Canadian companies engaged in scientific research and development, based on specific expenditure criterion. Millenia Hope Pharmaceuticals has qualified for these tax credits based on the research work it carries on and on the salaries they paid and other expenditures incurred. The Company has claimed a total of $976,847 US, the amount to be received by Millenia Hope Pharmaceuticals for the fiscal year ended November 30, 2007 and an additional $185,000 for the period ended February 29, 2008.


Note 6 SUBSEQUENT EVENTS

Between March 1, 2008 and April 15, 2008, the company issued 4,750,000 common shares, under an SB-2 Registration Statement, in payment of $17,250 of Convertible Note debt and 600,000 shares of Common Stock, pursuant to Regulation S, in settlement of consulting services valued at $1,800..

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

The business objectives of Millenia are twofold. First, is to bring to market our drugs used to combat infectious diseases, initially via 2 major programs, Malaria and HIV/AIDS. Our mission is to alleviate human suffering in individuals afflicted with these diseases. We are determined to market affordable treatments to individuals infected with Malaria and HIV/AIDS to help increase their survival rate and offer them a better quality of life.

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

Based on the strength of the scientific data obtained so far, we decided to continue our collaboration with Prof. Parniak, a long time collaborator of Millenia Hope, and to submit, under his leadership, a grant application to the National institute of Health, USA (NIH). To strengthen the application we invited Prof. Eddie Arnold and Prof. Ron Levy, both from Rutgers University, to participate in this application. In March 2007, the NIH granted Millenia Hope and its group of researchers a 5 year, $4.5 million grant. This large grant validates the significance of the RNase H treatment.

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

Taking the aforementioned into account, as of April 15, 2008, Millenia Hope had received 18 sales authorizations from West African nations, Congo (Brazzaville) and Guinea (Conakry), Togo, Burundi, Central African Republic, Benin, Gabon, Chad, Niger, Mali, Senegal, Democratic Republic of Congo, Guinea (Equatorial), Cameroon, Ghana, Sierra Leone, Mauritania and Burkina Faso, and one from the Caribbean nation of the Dominican Republic. These authorizations mean that we have the right currently, without doing any further testing or receiving any further approval, to sell MALAREX/MMH(TM)18 to any individual, group, company or NGO or Governmental Agency in those countries. We are also awaiting sales authorizations from several other African nations. In fact, as of September 2005 Millenia had 2 MALAREX/MMH(TM)18 sales, one in Guinea Conakry and one in Mali. We are actively working with other groups and individuals to conclude further sales of MALAREX/MMH(TM)18. The only cost to concluding future sales is the normal day-to-day operating costs of our business. Millenia is working diligently to conclude orders for MALAREX/MMH(TM)18, in at least 2 major markets during fiscal 2008. We concluded an intensive marketing effort in Africa led by our CEO, in Spring - Summer 2006. Helping us coordinate our effort in this area, as well as in other strategic areas, is the firm of Henan, Blakie. Henan Blakie's knowledge of the international markets will continue to give Millenia a great lead to future sales and opportunities.

In the face of anti-malarial drug resistance in the case of quinine-based treatments and neuro-toxicity for artimisin products, the need for effective treatments will continue to intensify. Millenia has commenced building a network of local distributors and expects that the demand for MALAREX/MMH(TM)18 should progressively increase over time.
Millenia has chosen to remain conservative and has established a goal of capturing 1 % - 2% ($100 - $200 million) of the marketplace by 2011. According to the company's estimates, attaining this sales level will ensure the viability and solid profitability of the Company for its shareholders. No assurance can be given that the Company will meet its sales goals.

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

MH-B has made great strides in its metamorphosis from pure plant-based drug research and discovery. Commencing with the end of Q1 2006 and continuing in 2007 and 2008, MH-B has signed plant-based product agreements, and received payments, with the world's largest cosmetics and health beauty products giant, France based L'Oreal. A similar agreement was signed with the Pierre Fabre Group, a company with $1.8 billion in revenue, from pharmaceuticals and cosmeceuticals. In Q1 of 2007 we signed a contract with Sederma S.A.S. of France, a large provider of ingredients to the cosmetic industry. MH-B is currently in the midst of a 2 yr. contract to do research and analyses for Millenia Hope Inc. in Q3 of 2007, we signed a contract with the world's largest purveyor of taste items, Synomex Corp.

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

As of April 15, 2008, we are in negotiations to purchase a HIV-CCR5 patent for approx. $3 million US, to be paid in a combination of restricted common shares of Millenia Hope and cash in whatever ratio is agreed to by the respective parties. This deal also has not finished its due diligence stage.

Three months ended February 29, 2008 compared to February 28, 2007.

In 2008 our subsidiary MH-B had revenue of $537,528 and income in 2007 of $359,387.

In 2007 we had $1,735,159 of operating expenses vs. $1,131,882 in 2008, broken down as follows:

Comparative figures 3 months ended February 28, 2008 and 2007


2006
                            Stock               Non-Stock
                            Compensation        Expense             Total
                            ------------        -------             -----
Biotech Wages & R&D Exp              -          $    41,283         $    41,283
Admin salaries                       -          $   352,570         $   352,570
Consulting                           -          $    29,836         $    29,836
Marketing                            -          $     5,336         $     5,336
Other S, G and A                     -          $   702,857         $   702,857
                           -----------          -----------         -----------
                            $        -          $ 1,131,882         $ 1,131,882
                           ===========          ===========         ===========


2007
                            Stock               Non-Stock
                            Compensation        Expense             Total
                            ------------        -------             -----
Biotech Wages & R&D Exp     $  487,750          $  626,956          $1,114,706
Admin salaries              $   27,225          $    8,200          $   35,425
Consulting                  $  141,775          $   80,081          $  221,856
Marketing                   $        -          $   81,079          $   81,079
Other S, G and A            $   70,668          $  211,425          $  282,093
                            ----------          ----------          ----------
                            $  727,418          $1,007,741          $1,735,159
                            ==========          ==========          ==========


We had Biotech wages in 2008 of $154,412 and $169,279 in 2008.

We incurred net R&D expenses of $(113,129) during the 2008 period as compared to $945,427, for 2007. 2007 represented costs of $225,000 of deferred compensation, $1,062,000 to acquire the rights and interests in 3 weight related compounds, developmental work by our subsidiary of $125,000 and expected research tax credits of $(470,000). 2008 represented other development costs and expected research tax credits of $(185,000), primarily generated by our salary expenditures.

In 2007, we paid our principal officers $35,425 in salaries and $352,570 in 2008. $340,000 of salaries were accrued in 2008 for this quarter, as opposed to no accrued in 2007. All salaries were set up annually for the year 2007 at year-end only.

We had consulting fees of $221,856 in 2007 and $29,836 in 2008. Decreased cash flow did not allow for expenditures in this area in 2008.

We had marketing expenses of $5,336 in year 2008 and $81,079 in 2007. Our decreased expenses are due to a greater concentration of in-house marketing activities in advancing the platform of our subsidiary company.

General and administrative expenses were $702,857 for 2008 and $282,093 in 2007. This represented an increase of $420,764 due to the fact that higher interest charges on our borrowed funds and much larger one time finance charges to receive theses funds..

As a result of the foregoing we incurred an operating loss of $1,375,772 for the quarter ended February 28 2007, compared to a loss of $591,464 for the quarter ended February 29, 2008.

Liquidity and Capital Resources

At February 29, 2008 the Company had negative working capital of $4,232,572. Additional capital and/or borrowings will be necessary. Management anticipates generating revenue through the sales of Malarex/MMH(TM) 18 during this fiscal year. Management anticipates its consolidated net cash needs at $3,000,000 for the fiscal year ending November 30, 2008.

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



((b) Reports on Form 8-K

Changes in Officers and Directors







SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Millenia Hope Inc.
                                             (Registrant)


Dated April 15, 2008                         By: /s/ Leonard Stella
                                             CEO